Form 10-Q
period 1999-06-30
SEMINIS INC
filed 1999-08-09
CIK 1078259

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER 000-26519

                                 SEMINIS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      36-0769130
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

        1905 LIRIO AVENUE, CALIFORNIA                              93004
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                  805-647-1572
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
  (FORMER NAME, ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

     Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of August 9, 1999, the Registrant had 13,750,000 registered shares of Class A Common Stock, $0.01 par value per share, issued and outstanding, and 46,074,386 unregistered shares of Class B Common Stock, $0.01 par value per share, issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


PART I      FINANCIAL INFORMATION                                         PAGE

Item 1.     Financial Statements
            Consolidated Balance Sheets as of June 30, 1999 and
            September 30, 1998..........................................   2
            Consolidated Statements of Operations for the nine months
            ended June 30, 1999 and 1998 and for the three months ended
            June 30, 1999 and 1998......................................   3
            Consolidated Statements of Stockholders' Equity for the nine
            months ended June 30, 1999..................................   4
            Consolidated Statements of Cash Flows for the nine months
            ended June 30, 1999 and 1998................................   5
            Notes to Consolidated Financial Statements..................   6
Item 2.     Management's Discussion and Analysis of Financial Condition    12
            and Results of Operations...................................
Item 3.     Quantitative and Qualitative Disclosures About Market
            Risk........................................................   18

PART II     OTHER INFORMATION
Item 1.     Legal Proceedings...........................................   18
Item 2.     Changes in Securities and Use of Proceeds...................   18
            Signature...................................................   19

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SEMINIS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 AS OF           AS OF
                                                               JUNE 30,      SEPTEMBER 30,
                                                                 1999            1998
                                                              -----------    -------------
                                                              (UNAUDITED)
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
ASSETS:
Current assets
  Cash and cash equivalents.................................   $ 22,997        $ 28,895
  Accounts receivable, less allowance for doubtful accounts
    of $15,803, and $12,451, respectively...................    193,156         134,701
  Inventories...............................................    263,093         245,319
  Current maturities from Young Il Chemical Company note....      7,000           7,000
  Refundable income taxes...................................      9,616           4,376
  Prepaid expenses and other current assets.................      5,077           5,024
                                                               --------        --------
    Total current assets....................................    500,939         425,315
Note receivable from Young Il Chemical Company..............     28,612          28,612
Property, plant and equipment, net..........................    211,909         189,255
Intangible assets, net......................................    213,540         191,272
Other assets................................................     27,672          27,735
                                                               --------        --------
                                                               $982,672        $862,189
                                                               ========        ========
LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY:
Current liabilities
  Short-term borrowings.....................................   $ 15,318        $  6,819
  Intercompany advance from Savia...........................     20,000              --
  Current maturities of long-term debt......................     11,154          19,825
  Current maturities of convertible subordinated debt due
    Savia...................................................         --           7,000
  Accounts payable..........................................     20,192          41,049
  Accrued liabilities.......................................     76,838          78,525
                                                               --------        --------
    Total current liabilities...............................    143,502         153,218
Long-term debt..............................................    485,706         394,446
Convertible subordinated debt due Savia.....................         --          28,857
Deferred income taxes.......................................     35,145          34,850
Minority interest in subsidiaries...........................     16,829          16,981
                                                               --------        --------
    Total liabilities.......................................    681,182         628,352
                                                               --------        --------
Commitments and contingencies
Mandatorily Redeemable Stock
  Class A Redeemable Preferred Stock, $.01 par value; 25
    shares authorized; 25 shares issued and outstanding.....     25,000          25,000
  Class B Redeemable Preferred Stock, $.01 par value; 25
    shares authorized; none issued and outstanding..........         --              --
  Old Class B Redeemable Common Stock, $.01 par value; no
    shares authorized as of June 30, 1999 and 6,772 shares
    authorized as of September 30, 1998; no shares issued
    and outstanding as of June 30, 1999 and 6,772 shares
    issued and outstanding as of September 30, 1998.........         --          48,416
                                                               --------        --------
    Total mandatorily redeemable stock......................     25,000          73,416
                                                               --------        --------
Stockholders' Equity
  Class C Preferred Stock, $.01 par value; 6 shares
    authorized as of June 30, 1999 and no shares authorized
    as of September 30, 1998; 3 shares issued and
    outstanding as of June 30, 1999 and no shares issued and
    outstanding as of September 30, 1998....................          1              --
  Class A Common Stock, $.01 par value; 91,000 shares
    authorized; none issued and outstanding.................
  Class B Common Stock, $.01 par value; 60,229 shares
    authorized; 46,074 shares issued and outstanding as of
    June 30, 1999 and 37,386 shares issued and outstanding
    as of September 30, 1998................................        461             374
  Additional paid-in capital................................    435,378         317,826
  Accumulated deficit.......................................   (153,826)       (144,439)
  Accumulated other comprehensive loss......................     (5,524)        (13,340)
                                                               --------        --------
    Total stockholders' equity..............................    276,490         160,421
                                                               --------        --------
                                                               $982,672        $862,189
                                                               ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SEMINIS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE                 FOR THE
                                                             NINE MONTHS ENDED      THREE MONTHS ENDED
                                                                 JUNE 30,                JUNE 30,
                                                           ---------------------    -------------------
                                                             1999        1998         1999       1998
                                                           --------    ---------    --------    -------
                                                                (UNAUDITED)             (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales................................................  $407,056    $ 315,156    $124,745    $92,817
Cost of goods sold.......................................   154,184      122,134      47,573     37,476
                                                           --------    ---------    --------    -------
     Gross profit........................................   252,872      193,022      77,172     55,341
                                                           --------    ---------    --------    -------
Operating expenses
  Research and development expenses......................    47,719       33,619      16,494     12,502
  Selling, general and administrative expenses...........   149,155      110,245      49,042     40,279
  Management fees paid to Savia..........................        --        6,253          --      1,831
  Amortization of intangible assets......................    20,417        9,137       6,760      3,022
                                                           --------    ---------    --------    -------
     Total operating expenses............................   217,291      159,254      72,296     57,634
                                                           --------    ---------    --------    -------
Income (loss) from operations............................    35,581       33,768       4,876     (2,293)
                                                           --------    ---------    --------    -------
Other income (expense)
  Interest income........................................     4,104          376       1,524         51
  Interest expense.......................................   (39,018)     (17,204)    (12,754)    (7,597)
  Foreign currency gain (loss)...........................       946         (367)       (719)      (154)
  Minority interest......................................    (1,045)         (40)        499         (4)
  Other, net.............................................      (163)         357         120        303
                                                           --------    ---------    --------    -------
                                                            (35,176)     (16,878)    (11,330)    (7,401)
                                                           --------    ---------    --------    -------
Income (loss) before income taxes and extraordinary
  items..................................................       405       16,890      (6,454)    (9,694)
Income tax benefit (expense).............................      (952)      (5,368)      1,821      3,904
                                                           --------    ---------    --------    -------
Income (loss) before extraordinary items.................      (547)      11,522      (4,633)    (5,790)
                                                           --------    ---------    --------    -------
Extraordinary items, net of tax of $2,435................    (3,973)          --      (3,973)        --
                                                           --------    ---------    --------    -------
Net income (loss)........................................    (4,520)      11,522      (8,606)    (5,790)
Preferred stock dividends................................    (2,644)      (1,500)     (1,306)      (500)
Accretion of Old Class B Redeemable Common Stock.........    (2,223)      (3,163)       (699)      (677)
Excess of repurchase price over redemption value for
  repurchase of Old Class B Redeemable Common Stock......        --     (134,289)         --         --
                                                           --------    ---------    --------    -------
Net loss available for common stockholders...............  $ (9,387)   $(127,430)   $(10,611)   $(6,967)
                                                           ========    =========    ========    =======
Loss available for common stockholders per common share,
  basic and diluted
  Loss before extraordinary items........................  $  (0.14)   $   (4.25)   $  (0.17)   $ (0.23)
  Extraordinary items....................................     (0.10)          --       (0.10)        --
                                                           --------    ---------    --------    -------
  Net loss available for common stockholders.............  $  (0.24)   $   (4.25)   $  (0.27)   $ (0.23)
                                                           ========    =========    ========    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                 SEMINIS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       CLASS C           CLASS B                                   ACCUMULATED
                                   PREFERRED STOCK    COMMON STOCK     ADDITIONAL                     OTHER           TOTAL
                                   ---------------   ---------------    PAID-IN     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                   NUMBER   AMOUNT   NUMBER   AMOUNT    CAPITAL       DEFICIT         LOSS           EQUITY
                                   ------   ------   ------   ------   ----------   -----------   -------------   -------------
                                                                          (IN THOUSANDS)
BALANCE, SEPTEMBER 30, 1997......   --         --    30,000    $  1     $179,999     $ (11,072)     $ (9,247)       $ 159,681
                                                                                                                    ---------
Comprehensive income
  Net income.....................   --         --       --       --           --         6,762            --            6,762
  Translation adjustment.........   --         --       --       --           --            --        (4,093)          (4,093)
                                                                                                                    ---------
                                                                                                                        2,669
Dividends on Class A
  Redeemable Preferred Stock.....   --         --       --       --           --        (2,000)           --           (2,000)
Accretion of Old Class B
  Redeemable Common Stock........   --         --       --       --           --        (3,840)           --           (3,840)
Excess of repurchase price over
  redemption value for repurchase
  of Old Class B Redeemable
  Common Stock...................   --         --       --       --           --      (134,289)           --         (134,289)
Increase in par value following
  stock split....................   --         --       --      299         (299)           --            --               --
Issuance of shares...............   --         --    7,386       74      138,126            --            --          138,200
                                     --      ----    ------    ----     --------     ---------      --------        ---------
BALANCE, SEPTEMBER 30, 1998......   --         --    37,386     374      317,826      (144,439)      (13,340)         160,421
                                                                                                                    ---------
Comprehensive income
  Net loss (Unaudited)...........   --         --       --       --           --        (4,520)           --           (4,520)
  Translation adjustment
    (Unaudited)..................   --         --       --       --           --            --         7,816            7,816
                                                                                                                    ---------
                                                                                                                        3,296
Dividends on Class C
  Preferred Stock (Unaudited)....   --         --       --       --        1,144        (1,144)           --               --
Dividends on Class A Redeemable
  Preferred Stock (Unaudited)....   --         --       --       --           --        (1,500)           --           (1,500)
Accretion of Old Class B
  Redeemable
  Common Stock (Unaudited).......   --         --       --       --           --        (2,223)           --           (2,223)
Issuance of shares (Unaudited)...    3       $  1       --       --       29,999            --            --           30,000
Conversion of subordinated debt
  due Savia (Unaudited)..........   --         --    1,916       19       35,838            --            --           35,857
Conversion of Old Class B
  Redeemable Common Stock
  (Unaudited)....................   --         --    6,772       68       50,571            --            --           50,639
                                     --      ----    ------    ----     --------     ---------      --------        ---------
BALANCE, JUNE 30, 1999
  (UNAUDITED)....................    3       $  1    46,074    $461     $435,378     $(153,826)     $ (5,524)       $ 276,490
                                     ==      ====    ======    ====     ========     =========      ========        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 SEMINIS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE NINE MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT
                                                                   PER SHARE DATA)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $ (4,520)      $  11,522
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization..........................     34,747          21,091
     Deferred income tax benefit............................     (2,464)         (4,307)
     Provision for minority interest in subsidiaries........      1,045              40
     Loss from extraordinary items, net of taxes............      3,973              --
     Other..................................................      1,465             853
     Changes in assets and liabilities
       Accounts receivable..................................    (64,932)        (29,579)
       Inventories..........................................    (21,382)        (28,753)
       Prepaid expenses and other assets....................     (1,789)        (14,810)
       Current income taxes.................................     (2,377)         12,466
       Accounts payable.....................................    (20,108)        (31,079)
       Other liabilities....................................     (3,478)          2,159
                                                               --------       ---------
     Net cash used in operating activities..................    (79,820)        (60,397)
                                                               --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed and intangible assets..................    (33,971)        (44,792)
  Proceeds from disposition of assets.......................      1,738             664
  Agroceres acquisition, net of cash acquired...............    (19,695)             --
  Exercise of Hungnong put option...........................     (8,673)             --
  Other.....................................................     (2,280)           (682)
                                                               --------       ---------
     Net cash used in investing activities..................    (62,881)        (44,810)
                                                               --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from long-term debt..........................     79,432         287,733
  Repurchase of Old Class B Redeemable Common Stock.........         --        (211,824)
  Net short-term borrowings (repayments)....................      8,975          (8,953)
  Intercompany advance from Savia...........................     20,000          22,000
  Preferred stock dividend..................................     (1,500)         (1,500)
  Issuance of Class C Preferred Stock.......................     30,000              --
                                                               --------       ---------
     Net cash provided by financing activities..............    136,907          87,456
                                                               --------       ---------
Effect of exchange rate changes on cash.....................       (104)           (124)
                                                               --------       ---------
Decrease in cash and cash equivalents.......................     (5,898)        (17,875)
Cash and cash equivalents, beginning of period..............     28,895          30,271
                                                               --------       ---------
Cash and cash equivalents, end of period....................   $ 22,997       $  12,396
                                                               ========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SEMINIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     Seminis, Inc. (the "Company") is the largest developer, producer and marketer of vegetable and fruit seeds in the world. The Company is a majority-owned subsidiary of Savia, S.A. de C.V. ("Savia") and effectively began operations when it purchased Asgrow Seed Company ("Asgrow") in December 1994.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its majority controlled and owned subsidiaries. Investments in unconsolidated entities, representing ownership interests between 20% and 50%, are accounted for using the equity method of accounting. All material intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior periods to conform to the current quarter presentation.

     Seminis generally operates on a thirteen week calendar closing on the Friday closest to the natural calendar quarter. For convenience, all quarters are described by their natural calendar dates.

     The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The Company's business is subject to seasonal fluctuation and, therefore, the results of operations for periods less than one year are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

  Supplementary Cash Flow Information

                                                               NINE MONTHS ENDED
                                                              --------------------
                                                              JUNE 30,    JUNE 30,
                                                                1999        1998
                                                              --------    --------
                                                                  (UNAUDITED)
Cash paid for interest......................................  $42,995     $11,935
Cash paid (refunded) for income taxes.......................    5,793      (2,791)
Supplemental non-cash transactions
  Issuance of preferred stock in payment of Class C
     Preferred Stock dividends..............................    1,144          --
  Conversion of subordinated debt due Savia.................   35,857          --
  Conversion of Old Class B Redeemable Common Stock.........   50,639          --

  Income (Loss) per Common Share

     Income (loss) per common share has been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic income (loss) per common share is computed by dividing income (loss) available to common stockholders by the average number of common shares outstanding during each period. Income (loss) available to common stockholders represents reported net income less preferred dividend requirements, accretion of redemption value for redeemable common stock, and the excess of the repurchase price paid over the redemption value of mandatorily redeemable common stock. Diluted income (loss) per common share reflects the potential dilution that could occur if dilutive securities and other contracts were exercised or converted into common stock or resulted in the issuance of

                                 SEMINIS, INC.

common stock. The following table provides a reconciliation of income (loss) before extraordinary items and sets forth the computation for basic and diluted earnings per share (before extraordinary items):

                                                     NINE MONTHS ENDED      THREE MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                    --------------------    ------------------
                                                     1999        1998        1999       1998
                                                    -------    ---------    -------    -------
                                                                   (UNAUDITED)
NUMERATOR FOR BASIC AND DILUTED:
Income (loss) before extraordinary items..........  $  (547)   $  11,522    $(4,633)   $(5,790)
Preferred stock dividends.........................   (2,644)      (1,500)    (1,306)      (500)
Accretion of Old Class B Redeemable Common
  Stock...........................................   (2,223)      (3,163)      (699)      (677)
Excess of repurchase price over redemption value
  for repurchase of Old Class B Redeemable Common
  Stock...........................................       --     (134,289)        --         --
                                                    -------    ---------    -------    -------
  Loss available to common stockholders before
     extraordinary items..........................  $(5,414)   $(127,430)   $(6,638)   $(6,967)
                                                    =======    =========    =======    =======
DENOMINATOR -- SHARES:
Weighted average common shares outstanding
  (basic).........................................   38,639       30,000     39,867     30,000
Add potential common shares:
  Old Class B Redeemable Common Stock.............    6,583       10,545      6,207      6,772
Less antidilutive effect of potential common
  shares..........................................   (6,583)     (10,545)    (6,207)    (6,772)
                                                    -------    ---------    -------    -------
  Weighted average common shares outstanding
     (diluted)....................................   38,639       30,000     39,867     30,000
                                                    =======    =========    =======    =======
LOSS PER COMMON SHARE BEFORE EXTRAORDINARY ITEMS
  Basic and diluted...............................  $ (0.14)   $   (4.25)   $ (0.17)   $ (0.23)

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is required to adopt SFAS No. 133 for its fiscal year beginning October 1, 2000. Management believes the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial position or results of operations.

NOTE 2 -- MERGERS AND ACQUISITIONS

  Hungnong Put Option

     The Hungnong minority shareholders have had the option to put all or a portion of their interest in Hungnong to the Company at a price of 2 billion South Korean won for each 1% of outstanding shares plus accrued interest which accrues at 10% per annum from July 15, 1998. This option expires on July 15, 2001. On November 15, 1998, the Hungnong minority shareholders exercised their put option for 5% of the outstanding shares of Hungnong. As a result, on December 15, 1998, the Company paid $8,673 to increase its ownership in Hungnong from 70% to 75%.

                                 SEMINIS, INC.

     Subsequent Event

     In July 1999, the Young II Chemical Company, which is owned by minority shareholders of Hungnong, repaid the entire outstanding balance of its loan due to Seminis of $35,612. Subsequent to the repayment, the Hungnong minority shareholders exercised their put option for the remaining 25% of the outstanding shares of Hungnong. As a result, Seminis is required to pay approximately $48,000 to the Hungnong minority shareholders in August 1999.

  Agroceres

     On November 10, 1998 the Company purchased the assets, subject to certain liabilities, of the vegetable division of Sementes Agroceres, S.A. ("Agroceres"), a Brazilian company, for approximately $19,695. Agroceres produces and distributes vegetable seed throughout Brazil The acquisition was financed through borrowings on the Company's revolving line of credit. Pro forma results of operations have not been presented for the acquisition because the effect of the acquisition was not material to the Company. The results of operations of Agroceres are included in the Company's consolidated statement of operations from the date of the acquisition and were not material to the Company.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair market values. The fair value of assets acquired was $18,129. The balance of the purchase price, $1,566, was recorded as excess of cost over net assets acquired (goodwill) and is being amortized over 15 years on a straight-line basis.

     The pro forma results of operations of the 5% Hungnong acquisition and the Agroceres acquisition were not materially different than the historic results of operations.

NOTE 3 -- INVENTORIES

     Inventories consist of the following:

                                                     JUNE 30,      SEPTEMBER 30,
                                                       1999            1998
                                                    -----------    -------------
                                                    (UNAUDITED)
Seed..............................................   $222,051        $209,928
Unharvested crop growing costs....................     26,447          20,405
Supplies..........................................     14,595          14,986
                                                     --------        --------
                                                     $263,093        $245,319
                                                     ========        ========

NOTE 4 -- LONG-TERM DEBT

     On April 30, 1999 Seminis entered into a credit agreement (the "Current Credit Agreement") with Bank of Montreal and Harris Trust and Savings Bank which included a $445,000 secured term loan and a $30,000 secured revolving credit facility. The Company borrowed $473,000 under the Current Credit Agreement to repay a $10,000 bank demand note and $439,225 outstanding under Seminis' old credit agreement. The remaining $23,775 of borrowings were for payment of loan origination fees of $5,250 and working capital. The loan origination fees relating to the Current Credit Agreement were capitalized and are amortized as interest expense using the straight line method over the term of the agreement. Unamortized loan fees of $6,408 relating to the old Credit Facility were charged to operations as an extraordinary item of $3,973, net of tax.

     The Company, at its option, may elect to pay interest on the Current Credit Agreement borrowings based on either LIBOR plus defined margins of 4% through June 30, 1999, 5% from July 1, 1999 through August 30, 1999 and 6% thereafter until maturity on June 30, 2000, or the prime rate plus defined margins of 2.5% through June 30, 1999, 3.5% from July 1, 1999 through August 30, 1999 and 4.5% thereafter until maturity on

                                 SEMINIS, INC.

June 30, 2000. The Company is required to pay a commitment fee of 0.5% on the unused portion of the revolving line of credit.

     Under the Current Credit Agreement the Company is required to apply the net proceeds of debt or equity offerings to repay borrowings outstanding. The Company is required to meet a minimum interest coverage ratio and a minimum net worth test. The Current Credit Agreement also places limits on dividends, foreign debt, leasing, capital expenditures, transactions with affiliates and acquisitions.

     See Note 8 for subsequent events relating to the Current Credit Agreement.

NOTE 5 -- CAPITAL STOCK

  Class C Preferred Stock

     The Company is authorized to issue up to 6 shares of its Class C Preferred Stock. In December 1998, Savia made an equity investment in Seminis of $10,000 in exchange for 1 share of Class C Preferred Stock to finance the purchase of shares of Hungnong which Seminis was obligated to purchase from the minority shareholders of Hungnong in connection with the acquisition of Hungnong, and to provide working capital. In March 1999, Savia made an additional equity investment in Seminis of $20,000 in exchange for 2 shares of Class C Preferred Stock to finance working capital requirements.

     Shares of Class C Preferred Stock have no voting rights and are redeemable at the option of the Company. Dividends accrue cumulatively at the rate of 10% per year and are payable quarterly. Dividends payable through January 2001 are payable by issuing additional fully paid and non-assessable shares of Class C Preferred Stock. As of June 30, 1999, dividends of $1,144 have been declared.

  Subsequent Event

     Each share of Class A Redeemable Preferred Stock was automatically converted into one share of Class B Redeemable Preferred Stock upon the completion of the initial public offering described in Note 8.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

  Contingencies

     The Company has been named as a defendant in various lawsuits arising out of alleged seedmen's errors and omissions. An accrual related to such claims has been recorded in the financial statements. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     Historically, resolution of asserted claims has been in line with management's expectations.

NOTE 7 -- RECAPITALIZATION

     In January 1999, the Board of Directors of Seminis, Inc., an Illinois corporation, authorized the reincorporation of the Company in Delaware. In conjunction with the reincorporation the holders of certain securities agreed to a plan for the recapitalization of the Company (the "Recapitalization") to occur concurrently. The Recapitalization was effective June 18, 1999 and provided for the exchange of shares of the Illinois corporation for shares of the Delaware corporation as follows: (i) all preferred stock is to be exchanged for like preferred stock; (ii) all 6,772 shares of Class B Redeemable Common Stock ("Old Class B Redeemable Common Stock") were converted into one-half the number of such shares of Class B Common Stock; (iii) all Class A Common Stock was exchanged for one-half the number of such shares of Class B Common Stock; and
(iv) all options to purchase Class C Common Stock were exchanged for options to purchase Class A Common Stock. Immediately following the Recapitalization, the Company paid a 1-for-1

                                 SEMINIS, INC.

stock dividend to all holders of Class B Common Stock. The June 30, 1999 consolidated financial statements reflect the Recapitalization.

NOTE 8 -- SUBSEQUENT EVENTS

     In July 1999, the Company completed an initial public offering of 13,750 shares of Class A Common Stock at an initial offering price of $15.00 per share, raising net proceeds of $191,700. The Company also entered into a new credit agreement with Bank of Montreal and Harris Trust and Savings Bank providing for a $350,000 credit facility. The Company used the net proceeds of the offering and funds available under the new credit facility to pay loan origination fees, repay indebtedness under the Current Credit Agreement and $7,700 of the $20,000 intercompany advance from Savia. The remaining $12,300 of the intercompany advance was converted into 1.2 shares of Class C Preferred Stock.

     The Company's new $350,000 credit facility consists of a term loan in the amount of $200,000 and a revolving line of credit in the amount of $150,000. The term loan requires semi-annual payments, with the remaining balance due on June 30, 2004. The revolving line of credit will mature on June 30, 2004. The new credit agreement will bear interest in accordance with a grid pricing formula based on the achievement of a specific debt ratio, with such interest ranging from the prime rate plus 0.5%, or, at the option of the Company, ranging from LIBOR plus 1.25% to LIBOR plus 2.0%. The Company will also pay commitment fees quarterly on the unused amount of the revolver.

     The new credit agreement contains a number of financial covenants, including net worth and indebtedness tests, and limitations on its ability to make acquisitions, transfer or sell assets, create liens, pay dividends, enter into transactions with its affiliates or enter into a merger, consolidation or sale of substantially all of its assets. The new credit agreement will be secured by the intellectual property of Seminis and 100% of the shares of Seminis Vegetable Seeds, Inc. and shares of some other international subsidiaries. The new credit agreement provides for events of default typical of facilities of its type, as well as an event of default if Pulsar Internacional, S.A. de C.V., together with its affiliates, which includes Savia, fails to hold a majority of the board of directors or direct management of the Company or control at least 51% of the voting rights of the Company.

     The unamortized loan fees of $4,500 relating to the Current Credit Agreement were charged to results of operations as an extraordinary item of $2,790, net of tax, upon repayment of the Current Credit Agreement using the net proceeds of the offering and borrowings under the new credit agreement.

     The following unaudited pro forma condensed, consolidated balance sheet assumes the initial public offering was effective June 30, 1999. Pro forma adjustments are made to reflect the use of proceeds from the offering.

                                 SEMINIS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                         ADJUSTMENTS     PRO FORMA
                                                                           FOR THE        FOR THE
                                                          HISTORICAL      OFFERING       OFFERING
                                                          -----------    -----------    -----------
                                                          (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
ASSETS:
Current assets..........................................   $ 500,939      $      --      $ 500,939
Other assets............................................     481,733            710        482,443
                                                           ---------      ---------      ---------
     Total assets.......................................   $ 982,672      $     710      $ 983,382
                                                           =========      =========      =========
LIABILITIES, MANDATORILY REDEEMABLE STOCK AND
  STOCKHOLDERS' EQUITY:
Current liabilities.....................................   $ 143,502      $ (15,000)     $ 128,502
Other liabilities.......................................     537,680       (185,500)       352,180
                                                           ---------      ---------      ---------
     Total liabilities..................................     681,182       (200,500)       480,682
                                                           ---------      ---------      ---------
Commitments and contingencies
Mandatorily Redeemable Stock
  Class A Redeemable Preferred Stock, $.01 par value; 25
     shares authorized; 25 shares issued and outstanding
     as of June 30, 1999 and no shares issued and
     outstanding on a pro forma basis...................      25,000        (25,000)            --
  Class B Redeemable Preferred Stock, $.01 par value; 25
     shares authorized; no shares issued and outstanding
     as of June 30, 1999 and 25 shares issued and
     outstanding on a pro forma basis...................          --         25,000         25,000
  Old Class B Redeemable Common Stock, $.01 par value;
     no shares authorized as of June 30, 1999 and on a
     pro forma basis; no shares issued and outstanding
     as of June 30, 1999 and on a pro forma basis.......          --             --             --
                                                           ---------      ---------      ---------
     Total mandatorily redeemable stock.................      25,000             --         25,000
                                                           ---------      ---------      ---------
Stockholders' Equity
  Class C Preferred Stock, $.01 par value; 6 shares
     authorized as of June 30, 1999 and on a pro forma
     basis; 3 shares issued and outstanding as of June
     30, 1999 and 4 shares issued and outstanding on a
     pro forma basis....................................           1             --              1
  Class A Common Stock, $.01 par value; 91,000 shares
     authorized; no shares issued and outstanding as of
     June 30, 1999 and 13,750 shares issued and
     outstanding on a pro forma basis...................          --            138            138
  Class B Common Stock, $.01 par value; 60,229 shares
     authorized; 46,074 shares issued and outstanding as
     of June 30, 1999 and on a pro forma basis..........         461             --            461
  Additional paid-in capital............................     435,378        203,862        639,240
  Accumulated deficit...................................    (153,826)        (2,790)      (156,616)
  Accumulated other comprehensive loss..................      (5,524)            --         (5,524)
                                                           ---------      ---------      ---------
     Total stockholders' equity.........................     276,490        201,210        477,700
                                                           ---------      ---------      ---------
                                                           $ 982,672      $     710      $ 983,382
                                                           =========      =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere herein. The following discussion and analysis contains certain "forward-looking statements" which are subject to certain risks, uncertainties and contingencies which could cause Seminis' actual business, results of operations or financial condition to differ materially from those expressed in, or implied by, such statements.

OVERVIEW

     Seminis is the largest developer, producer and marketer of vegetable and fruit seeds in the world. Seminis uses seeds as the delivery vehicle for its innovative agricultural technology. Seminis develops seeds designed to do one or more of the following: reduce the need for chemicals, increase crop yield, reduce spoilage, offer longer shelf life and create tastier foods with better nutritional content. As a result, Seminis is creating the foundation to obtain premium pricing at all steps of the vegetable and fruit production and distribution chain: growers, distributors, processors, retailers and end-consumers.

     In order to achieve its position as the premier vegetable and fruit seed company, Seminis has completed nine acquisitions since its formation in 1994 and has incurred significant expenses related to development of its infrastructure, including its human resource capability, information systems and brand marketing teams, and its research and development capability. Seminis expenses its investments in research and development and in the creation of its worldwide sales capability. The comparability of Seminis' results of operations from year to year has also been affected by the impact of acquisition accounting under purchase accounting principles, write-offs of in-process research and development projects acquired through acquisitions, interest expense attributable to acquisition financings, exposure to foreign currency fluctuations and charges for management fees paid to Savia.

RESULTS OF OPERATIONS

     The table below sets forth Seminis' results of operations data expressed as a percentage of net sales.

                                                               NINE MONTHS       THREE MONTHS
                                                                  ENDED             ENDED
                                                                 JUNE 30,          JUNE 30,
                                                              --------------    --------------
                                                              1999     1998     1999     1998
                                                              -----    -----    -----    -----
                                                               (UNAUDITED)       (UNAUDITED)
Net sales...................................................  100.0%   100.0%   100.0%   100.0%
                                                              -----    -----    -----    -----
Gross profit................................................   62.1     61.2     61.9     59.6
Research and development expenses...........................   11.7     10.7     13.2     13.5
Selling, general and administrative expenses................   36.6     35.0     39.3     43.4
Management fees paid to Savia...............................     --      2.0       --      2.0
Amortization of intangible assets...........................    5.0      2.9      5.4      3.3
                                                              -----    -----    -----    -----
Income (loss) from operations...............................    8.8     10.6      4.0     (2.6)
Interest expense, net.......................................   (8.6)    (5.3)    (9.0)    (8.1)
Other non-operating income (loss), net......................   (0.1)      --     (0.1)     0.2
                                                              -----    -----    -----    -----
Income (loss) before income taxes and extraordinary items...    0.1      5.3     (5.1)   (10.5)
Income tax benefit (expense)................................   (0.2)    (1.7)     1.5      4.2
                                                              -----    -----    -----    -----
Income (loss) before extraordinary items....................   (0.1)     3.6     (3.6)    (6.3)
Extraordinary items, net of tax.............................   (1.0)      --     (3.2)      --
                                                              -----    -----    -----    -----
Net income (loss)...........................................   (1.1)%    3.6%    (6.8)%   (6.3)%
                                                              =====    =====    =====    =====

NINE MONTHS ENDED JUNE 30, 1999 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1998

  Net Sales

     Net sales increased 29.2% to $407.1 million for the nine months ended June 30, 1999 from $315.2 million for the nine months ended June 30, 1998. Excluding the effect of acquisitions, net sales increased 12.7% or $40.1 million. This increase was primarily due to increased sales in North America and Southern Europe of both the Petoseed and the Asgrow brand. Since July 1998, Seminis has made several acquisitions including two South Korean companies, Hungnong Seed Co., Ltd. and Choong Ang Seed Co., Ltd., the vegetable division of Sementes Agroceres S.A. (a Brazilian company), and the distribution rights to LSL Plant Science LLC tomato varieties. These newly acquired businesses have generated sales of $51.8 million in the first nine months of fiscal 1999. Seminis has also increased sales for each of its three major brands: Petoseed, Asgrow and Royal Sluis. The Petoseed brand has shown the strongest increase due to improved sales in several product classes, especially tomato seeds.

  Gross Profit

     Gross profit increased 31.0% to $252.9 million for the nine months ended June 30, 1999 from $193.0 million for the nine months ended June 30, 1998. Gross margin increased to 62.1% for the nine months ended June 30, 1999 from 61.2% for the nine months ended June 30, 1998. This increase in gross margin was primarily due to an increase in sales of higher margin, long shelf life tomato seeds and a decrease in sales of lower margin varieties to food processors in North America.

  Research and Development Expenses

     Research and development expenses increased 41.9% to $47.7 million for the nine months ended June 30, 1999 from $33.6 million for the nine months ended June 30, 1998. This increase was primarily due to $4.4 million of expenses incurred by the newly acquired South Korean subsidiaries and a special $4.3 million charge related to Seminis' research incentive program. The special research charge consists of two installments of a three installment special research incentive program. This incentive program is a part of Seminis' continuing efforts to attract and retain industry leading breeders and research personnel.

  Selling, General and Administrative Expenses

     Selling, general, and administrative expenses increased 35.3% to $149.2 million for the nine months ended June 30, 1999 from $110.2 million for the nine months ended June 30, 1998. Selling expenses increased primarily due to acquisitions, establishment of a worldwide marketing force, the implementation of a multi-brand sales strategy in the Middle East, and the addition of new direct sales programs in both South America and Eastern Europe. General and administrative expenses increased due to the expensing of costs of the SAP/ R3(R) management information system, acquisitions, and increased investment in Seminis' management information systems infrastructure.

  Management Fees Paid to Savia

     The management fee paid to Savia was $6.3 million for the nine months ended June 30, 1998. This fee was discontinued effective October 1, 1998.

  Amortization of Intangible Assets

     Amortization of intangible assets increased 123.5% to $20.4 million for the nine months ended June 30, 1999 from $9.1 million for the nine months ended June 30, 1998. This increase was due to amortization of goodwill and intangible assets relating to the acquisition of Hungnong, Choong Ang and LSL PlantScience in July 1998 and the acquisition of the vegetable division of Agroceres in November 1998.

  Interest Expense, Net

     Interest expense, net, increased 107.5% to $34.9 million for the nine months ended June 30, 1999 from $16.8 million for the nine months ended June 30, 1998. This increase was primarily due to increased borrowings used to finance the repurchase of shares of common stock in January 1998 for $211.8 million, to finance acquisitions and to support working capital requirements, and due to higher interest rates under Seminis' current credit facility.

  Other Non-Operating Income (Loss), Net

     Seminis had other non-operating loss, net, of $0.3 million for the nine months ended June 30, 1999 as compared to other non-operating loss, net, of $0.1 million for the nine months ended June 30, 1998. Other non-operating loss, net, for the nine months ended June 30, 1999 includes a minority interest provision of $1.0 million and a foreign currency gain of $0.9 million. The minority interest provision is primarily due to net income of Hungnong and the related 25% minority interest and the foreign currency gain is primarily due to a gain on an intercompany loan to Hungnong.

  Income Tax Benefit (Expense)

     Income tax expense decreased 82.3% to $1.0 million for the nine months ended June 30, 1999 from $5.4 million for the nine months ended June 30, 1998. Seminis' effective tax rate for the nine months ended June 30, 1999 increased compared to the effective tax rate for the nine months ended June 30, 1998. The increase in the effective tax rate was primarily due to increased minority interest provision and goodwill amortization, which are not deductible for tax purposes.

  Net Income (Loss) before Extraordinary Items

     Net loss before extraordinary items was $0.5 million for the nine months ended June 30, 1999 as compared to net income before extraordinary item of $11.5 million for the nine months ended June 30, 1998. This change was primarily due to increased operating expenses, including a significant increase in the amortization of intangible assets, and interest expense, net.

  Extraordinary Items

     The extraordinary item for the nine months ended June 30, 1999 is the write-off of unamortized loan fees of $4.0 million, net of tax. The fees were written-off in connection with Seminis' borrowing of $473.0 million under the current credit agreement and the repayment of the old credit agreement.

  Net Income (Loss)

     Net loss was $4.5 million for the nine months ended June 30, 1999 as compared to net income of $11.5 million for the nine months ended June 30, 1998. This change was due to previously described increases in operating expenses and interest expense, net, and an extraordinary charge, net of tax, of $4.0 million for the write-off of unamortized loan fees.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

  Net Sales

     Net sales increased 34.4% to $124.7 million for the three months ended June 30, 1999 from $92.8 million for the three months ended June 30, 1998. Excluding the effect of acquisitions, net sales increased 21.7% or $20.1 million. This increase was primarily due to increased sales in North America and Southern Europe of both the Petoseed and the Asgrow brand. Since July 1998, Seminis has made several acquisitions including two South Korean companies, Hungnong Seed Co., Ltd. and Choong Ang Seed Co., Ltd., the vegetable division of Sementes Agroceres S.A. (a Brazilian company), and the distribution right to LSL Plant Science LLC tomato varieties. These newly acquired businesses have generated sales of $11.8 million in the first three months of fiscal 1999. Seminis has also increased sales for each of its three major brands: Petoseed, Asgrow and Royal Sluis. The Petoseed brand has shown the strongest increase due to improved sales in several product classes, especially tomato seeds.

  Gross Profit

     Gross profit increased 39.4% to $77.2 million for the three months ended June 30, 1999 from $55.3 million for the three months ended June 30, 1998. Gross margin increased to 61.9% for the three months ended June 30, 1999 from 59.6% for the three months ended June 30, 1998. This increase in gross margin was partially due to an increase in sales of higher margin, long shelf life tomato seeds and a decrease in sales of lower margin varieties to food processors in North America. Seminis' gross margin was also higher because the provision for obsolete inventory was less in the third quarter of fiscal 1999 than it was in the third quarter of fiscal 1998.

  Research and Development Expenses

     Research and development expenses increased 31.9% to $16.5 million for the three months ended June 30, 1999 from $12.5 million for the three months ended June 30, 1998. This increase was primarily due to $1.2 million of expenses incurred by the newly acquired South Korean subsidiaries and a special $2.2 million charge related to Seminis' research incentive program. The special research charge was the second installment of a twelve month, three installment special research incentive program. This incentive program is a part of Seminis' continuing efforts to attract and retain industry leading breeders and research personnel.

  Selling, General and Administrative Expenses

     Selling, general, and administrative expenses increased 21.8% to $49.0 million for the three months ended June 30, 1999 from $40.3 million for the three months ended June 30, 1998. Selling expenses increased primarily due to acquisitions, establishment of a worldwide marketing force, the implementation of a multi-brand sales strategy in the Middle East, and the addition of new direct sales programs in both South America and Eastern Europe. General and administrative expenses increased due to the expensing of costs of the SAP/R3(R) management information system, acquisitions, and increased investment in Seminis' management information systems infrastructure.

  Management Fees Paid to Savia

     The management fee paid to Savia was $1.8 million for the three months ended June 30, 1998. This fee was discontinued effective October 1, 1998.

  Amortization of Intangible Assets

     Amortization of intangible assets increased 123.7% to $6.8 million for the three months ended June 30, 1999 from $3.0 million for the three months ended June 30, 1998. This increase was due to amortization of goodwill and intangible assets relating to the acquisition of Hungnong, Choong Ang and LSL PlantScience in July 1998 and the acquisition of the vegetable division of Agroceres in November 1998.

  Interest Expense, Net

     Interest expense, net, increased 48.8% to $11.2 million for the three months ended June 30, 1999 from $7.5 million for the three months ended June 30, 1998. This increase was primarily due to increased borrowings used to finance acquisitions and to support working capital requirements, and due to higher interest rates under Seminis' current credit facility.

  Other Non-Operating Income (Loss), Net

     Seminis had other non-operating loss, net, of $0.1 million for the three months ended June 30, 1999 as compared to other non-operating income, net, of $0.1 million for the three months ended June 30, 1998. Other non-operating loss, net, for the three months ended June 30, 1999 includes a minority interest benefit of $0.5 million and a foreign currency loss of $0.7 million. The minority interest benefit is primarily due to a quarterly net loss of Hungnong and the related 25% minority interest and the foreign currency loss is primarily due to a loss on an unhedged U.S. dollar denominated debt balance held by a European subsidiary.

  Income Tax Benefit (Expense)

     Income tax benefit decreased 53.4% to $1.8 million for the three months ended June 30, 1999 from $3.9 million for the three months ended June 30, 1998. Seminis' effective tax benefit rate was 28.2% for the three months ended June 30, 1999 compared to 40.3% for the three months ended June 30, 1998. The decrease in the effective tax benefit rate was primarily due to increased goodwill amortization, which is not deductible for tax purposes.

  Net Income (Loss) before Extraordinary Items

     Net loss before extraordinary items decreased to $4.6 million for the three months ended June 30, 1999 from a net loss of $5.8 million for the three months ended June 30, 1998. This decrease in net loss before extraordinary item was primarily due to increased gross profit which more than offset the increase in operating expenses and interest expense, net.

  Extraordinary Items

     The extraordinary item for the three months ended June 30, 1999 is the write-off of unamortized loan fees of $4.0 million, net of tax. The fees were written-off in connection with Seminis' borrowing of $473.0 million under the current credit agreement and the repayment of the old credit agreement.

  Net Loss

     Net loss increased to $8.6 million for the three months ended June 30, 1999 as compared to net loss of $5.8 million for the three months ended June 30, 1998. This change was primarily due to an extraordinary charge, net of tax, of $4.0 million for the write-off of unamortized loan fees.

     Liquidity and Capital Resources

     Seminis has historically relied on commercial bank borrowings to finance its operations and internal infrastructure, on commercial bank borrowings and equity investments by its stockholders to finance its acquisition and internal investment program and loans from Savia to finance working capital requirements.

     Net cash used in operating activities increased to $79.8 million in the first nine months of fiscal 1999 from $60.4 million for the comparable period in fiscal 1998 mainly to support increased working capital levels and the costs associated with Seminis' increased investment in its operational infrastructure. Capital expenditures increased to $30.5 million for the nine months ended June 30, 1999 from $22.5 million for the same period in fiscal 1998. The increase was primarily due to increased investment in Seminis' new office and operating facility.

     Seminis has budgeted capital expenditures for fiscal 1999 of approximately $50.0 million, including $16.0 million for a new office and operating facility in Oxnard, California, and $11.0 million for investments in research and development facilities equipment. Although not part of its capital budget, Seminis paid $19.7 million for the November 1998 Agroceres acquisition and $8.7 million for the December 1998 purchase of 5% of the shares of Hungnong.

     In December 1998, Savia made an equity investment in Seminis of $10.0 million in exchange for 1,000 shares of Class C Preferred Stock to finance the purchase of shares of Hungnong which Seminis was obligated to purchase from the minority shareholders of Hungnong in connection with the acquisition of Hungnong. In March 1999, Savia made an additional equity investment of $20.0 million in exchange for 2,000 shares of Class C Preferred Stock to finance working capital requirements.

     Seminis borrowed an additional $20.0 million from Savia in January 1999 as an intercompany advance. The intercompany advance was used to finance working capital requirements. Seminis entered into its current credit agreement on April 30, 1999, which includes a $445.0 million term loan and a $30.0 million revolving credit facility. The proceeds of the current credit agreement were used to repay the old credit agreement, to repay a $10.0 million bank demand note, to pay loan origination fees and to finance working capital requirements.

     Seminis' total indebtedness as of June 30, 1999 was $532.2 million, of which $473.0 million was borrowings under the current credit agreement, $20.0 million was the intercompany advance from Savia, $18.2 million was borrowings by the South Korean subsidiaries and $21.0 million was borrowings primarily by other foreign subsidiaries.

     In July 1999, Seminis completed an initial public offering of 13,750,000 shares of Class A Common Stock at an initial offering price of $15.00 per share, raising net proceeds of $191.7 million. Seminis also entered into a new credit agreement with Bank of Montreal and Harris Trust and Savings Bank providing for a $350.0 million credit facility, consisting of a term loan in the amount of $200.0 million and a revolving line of credit in the amount of $150.0 million. Seminis believes that the cash proceeds from the offering, together with existing cash balances and available borrowings under the new credit agreement, will be sufficient to meet anticipated cash requirements for the foreseeable future based on Seminis' current level of operations. There can be no assurance that additional capital beyond the amounts currently forecasted by Seminis will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required by Seminis.

     Impact of Year 2000 Issue

     The Year 2000 issue involves the potential for system and processing failures of date-related information resulting from computer-controlled systems using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, an inability to process transactions, send invoices or engage in similar normal business activities.

     Seminis is currently installing a new corporate-wide management information system to coordinate all aspects of sales, marketing, distribution, production and finance, which is year 2000 compliant. Seminis is focusing its effort for Year 2000 compliance on the verification of existing systems. Seminis' business applications will be compliant by November 1999 in its two main facilities in the United States and The Netherlands. Seminis' remaining subsidiaries will be Year 2000 compliant by November 1999, with its worldwide telecommunications systems and its office software also compliant by November 1999. Seminis' computer hardware, such as servers for business applications, are also currently year 2000 compliant in the United States. Seminis will not be required to make any major equipment upgrades or system replacements in its compliance effort.

     Seminis expects that costs to implement new software as well as to become Year 2000 compliant will be approximately $28.0 million upon completion, of which approximately $23.0 million has been spent as of June 30, 1999.

     Seminis' most critical vendors are growers who produce seed, often located in developing countries. Such vendors are not highly reliant on information technology and therefore will only be minimally affected by the Year 2000 issue. The vendors are able to accept contracts, produce, harvest and ship seeds without the use of information systems. If a few growers in developed countries are unable to produce seed, production will shift to unaffected growers, resulting in only limited shortages. In the case of our non-seed vendors, supplies can be substituted with other products if necessary. For example, although Seminis uses cans to package products, they can be replaced with pouch packaging if needed without affecting Seminis' customers.

     If Year 2000 problems arise in chips that are embedded in Seminis' processing equipment, the equipment can be disconnected from automatic control and run manually. In this event, the impact on Seminis' operations would be minor at most. If some of the subsidiaries cannot use their information systems, invoicing and inventory management can be done manually.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Seminis is exposed to market risk, including changes in interest rates and currency exchange rates. Seminis' exposure to foreign currency fluctuations is primarily foreign currency gains or losses that occur from intercompany loans between Seminis and its foreign subsidiaries. Seminis' results of operations and cash flows can also be impacted by exchange rate fluctuations.

     Market risk exposures exist with respect to the settlement of foreign currency transactions during the year because currency fluctuation cannot be predicted with certainty. Seminis seeks to mitigate its exposure to market risk by monitoring its currency exchange exposure for the year and partially or fully hedging such exposure. Seminis does not trade in financial instruments for speculative purposes.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved from time to time as a defendant in various lawsuits arising in the normal course of business. Seminis believes that no current claims, individually or in the aggregate, will have a material adverse effect on Seminis' business, results of operations or financial condition.

     Since our prospectus dated June 29, 1999, there have been no material changes in legal proceedings discussed in such prospectus.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Registration Statement on Form S-1 (Registration No. 333-72141) was declared effective June 25, 1999 by the Securities and Exchange Commission. The managing underwriters of the Class A Common Stock offering commencing June 30, 1999 were Goldman, Sachs & Co., J.P. Morgan & Co., ING Baring Furman Selz LLC, Morgan Stanley Dean Witter, Salomon Smith Barney, and Vectormex Inc. The Company registered and sold 13,750,000 shares at an aggregate price of $206,250,000. The offering has since terminated. The total amount of expenses incurred by the Company in connection with the offering were $14,550,000, which is comprised of $11,962,500 for underwriting discounts and commissions and $2,587,500 of other expenses. Included in the expenses is an advisory fee of $500,000 paid to Greenhill & Co., LLC, whose Managing Director, Timothy M. George, is also a director of the Company. The resultant net offering proceeds were $191,700,000 and were received by the Company on July 5, 1999. The Company used all proceeds to repay indebtedness under its Current Credit Agreement.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 1999                      SEMINIS, INC.

                                          /s/ ALEJANDRO RODRIGUEZ GRAUE
                                          --------------------------------------
                                          Alejandro Rodriguez Graue
                                          President
                                          (Principal Executive Officer)

                                          /s/ OCTAVIO HERNANDEZ
                                          --------------------------------------
                                          Octavio Hernandez
                                          Chief Financial Officer
                                          (Principal Financial Officer)