Form 10-K
period 1999-09-30
SEMINIS INC
filed 1999-12-28
CIK 1078259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO __________

                     Commission file number ________________

                                  SEMINIS, INC.
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                    36-0769130
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)


     1905 LIRIO AVENUE, CALIFORNIA                       93004-4206
     (Address of Principal Executive Offices)            (Zip Code)

                                 (805) 647-1572
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:


        Title of each class     Name of each exchange on which registered
        -------------------     -----------------------------------------
               None                             None

           Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $0.01 per share
                                (Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of Seminis, Inc. as of December 20, 1999 was approximately $93.5 million.

        The number of shares outstanding of the registrant's Class A Common Stock, par value $0.01 per share and Class B Common Stock, par value $0.01 per share, as of December 20, 1999 was 13,750,000 and 46,074,386 shares, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Annual Meeting of Stockholders of Seminis, Inc. are incorporated by reference into Part III hereof.

                                  Seminis, Inc.

                             Form 10-K Annual Report
                  For the Fiscal Year Ended September 30, 1999

                                Table of Contents

Item                                                                            Page
----                                                                            ----
                                     Part I
Item 1.    Business ...........................................................   4
Item 2.    Properties..........................................................  24

Item 3.    Legal Proceedings...................................................  25
Item 4.    Submission of Matters to a Vote of Security Holders ................  26
Item 4A.   Executive Officers of the Registrant ...............................  26

                                     Part II
Item 5.    Market Price of the Registrant's Common Equity and
           Related Stockholder Matters ........................................  27
Item 6.    Selected Consolidated Financial Data ...............................  29
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ................................  31
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk .........  40
Item 8.    Financial Statements and Supplementary Data ........................  41
Item 9.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure ................................  41

                                    Part III
Item 10.   Directors and Executive Officers of the Registrant .................  41
Item 11.   Executive Compensation  ............................................  42
Item 12.   Security Ownership of Certain Beneficial Owners and Management .....  42
Item 13.   Certain Relationships and Related Transactions .....................  42

                                     Part IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ....  42
Exhibit Index .................................................................  44
Signatures ....................................................................  45

Item 1. Business

                                    OVERVIEW

     Seminis is the largest developer, producer, and marketer of vegetable and fruit seeds in the world. Seminis uses seeds as the delivery vehicle for innovative agricultural technology. Seminis develops seeds designed to reduce the need for chemicals, increase crop yield, reduce spoilage, offer longer shelf life and create tastier foods with better nutrition.

     Seminis focuses its research and development activities on products that are likely to have practical market uses, create significant market value, command premium pricing and capture leading local market share.

     As a result, Seminis is creating and setting the foundation to capture value through premium pricing at all steps of the vegetable and fruit production and distribution chain: growers, distributors, processors, and consumers.

     Seminis produces more than 60 species and 8,000 vegetable and fruit seed products. Seminis markets its seeds through three full-line brands - Asgrow, Petoseed, and Royal Sluis - and nine specialty brands. The product lines marketed under these brands cover most species of vegetables and fruits, including beans, broccoli, cabbage, carrots, cauliflower, celery, Chinese cabbage, cucumbers, eggplant, leeks, lettuce, melons, onions, peas, peppers, pumpkin, radish, spinach, sweet corn, tomatoes, and watermelon.

     Seminis has established a worldwide presence and global distribution system. Seminis markets seeds in over 120 countries and has 70 research and development facilities in 19 countries and production sites in over 30 countries. This allows Seminis to remain close to local markets around the world, adapt its products to any microclimate and meet the preferences of local consumers.

     Seminis was incorporated in 1999 under Delaware law and is the successor to an Illinois corporation, Seminis, Inc., organized in 1994. The company's principal executive offices are located at 1905 Lirio Avenue, Saticoy, California 93004 (telephone (805) 647-1572) and its Internet address is http://www.seminis.com.

                                INDUSTRY OVERVIEW

     Over the past several decades, improvements in farm productivity have allowed the agricultural industry to keep pace with growing food demand. While many of the steps in agriculture -- tilling, planting and harvesting -- have remained the same for centuries, yield-enhancing technologies such as mechanization and the use of hybrid seed and crop protection chemicals have allowed farmers to meet the ever-growing demand for food. More recently, the application of genetic improvements to crop plants has provided greater value to growers which can be captured by the seed industry through higher prices and greater demand.

     One of the biggest challenges of the 21st century will be to further develop sustainable agricultural production systems that can meet the food and nutritional requirements of the world's growing population. The United Nations is projecting that world population will increase by 35% to 7.7 billion from 1995 to 2020, with 95% of the population increase expected in developing countries. Given the limited amount of arable land, which is decreasing, increases in agricultural production must come from improvements in agricultural productivity through technology. In addition, there is significant resistance, particularly in developed countries, to agricultural production growth achieved through increases in chemical inputs such as pesticides. Consequently, the burden of meeting increased demand for food rests primarily on the emergence of new technologies and farming methods that facilitate improvements in crop yields and replace existing agricultural chemicals.

     In developing countries, which have a relatively large vegetarian population, vegetable and fruit consumption has grown over 75% from 1985 to 1996. Consumption of vegetables and fruits worldwide has increased approximately 50% in the same time period. However, vegetable and fruit yields have not kept pace with consumption increases, growing only 18% per hectare since 1985. Given current population estimates and consumption rates, consumption of vegetables and fruits is expected to increase by 60% from 1996 to 2010. World production of vegetables and fruits must increase to meet expected demand.

     Two breakthroughs in plant science occurred in the 1980's that may facilitate increased productivity and higher quality vegetables and fruits. The first was the understanding of how genes, the fundamental components of the genetic code, work in plants to produce traits such as disease resistance or higher nutritional content. The second was the development of transformation technology, which is a process to introduce new genes into plants. By using developments in plant breeding, biotechnology and genomics, leading vegetable and fruit seed companies are creating the changes in productivity and quality necessary to provide sustainable vegetable and fruit production growth.

     In addition, vegetables and fruits are proven to be valuable in meeting basic nutritional needs and in preventing disease. They also have very little fat, are low in calories and contain vitamins and other nutritional compounds. Diets high in vegetables and fruits protect against obesity and, thus, against the risk of cardiovascular disease and stroke, and can also protect against diabetes, iron-deficiency anemia and cataracts. According to the World Cancer Research Fund and the American Institute for Cancer Research, there is also a strong and consistent pattern showing that diets high in vegetables and fruits can significantly reduce the risk of cancer. Seminis believes that vegetables and fruits represent nature's most direct delivery mechanism for improved health and nutrition.

         The world's vegetable and fruit seed industry, with its unique combination of nutritional benefits, local market adaptability, yield enhancing technologies, year-round availability and streamlined production and distribution system, is positioned to meet the world's growing need for healthy and nutritious food products. Seminis' development of seeds that produce disease-resistant, higher-yielding and healthier vegetables and fruits are of growing importance for regional and global markets because of expected increasing consumption of vegetables and fruits, along with a steady decline in arable land.

                                    STRATEGY

     Seminis' vision is to apply technology to vegetable and fruit seeds to enhance profitability throughout the vegetable and fruit production and distribution chain. To realize this vision Seminis expects to capitalize on its competitive strengths, which include its ability to consistently introduce new technology through product innovation, a strong germplasm bank, well-established brand names and a worldwide distribution system. Seminis distinguishes itself from its competitors by having a global strategy that addresses local needs. Seminis intends to enhance its leadership position in the global vegetable and fruit seed industry by expanding its existing product lines and introducing high-quality, technologically innovative seeds tailored to local preferences. To implement these strategies, Seminis plans to:

o Enhance our leadership position in worldwide vegetable fruit seed market - Seminis is the global leader in the vegetable and fruit seed business with $469.5 million in net seed sales during fiscal 1999. Seminis grew its net seed sales by 22% and expanded its global market share from 19% in 1998 to 22% in 1999. The company believes it is more than two times larger than its nearest competitor in terms of net vegetable and fruit seed sales.

o Expand our technology leadership position through continuous new product innovations - Seminis' new product development efforts utilize plant breeding as its primary source of new products. While the company invests in biotechnology research less than 1% of its sales come from genetically modified seeds. Seminis believes that over the long-term biotechnology will be an important contributor of earnings to the company. In 1999 Seminis was awarded 12 US patents.

o Further consolidate the vegetable and fruit seed industry - Seminis has led the consolidation of the vegetable and fruit seed industry and has consummated nine mergers or acquisitions to date. In fiscal 1999 the Company completed the acquisition of the vegetable seed business of Sementes Agroceres S.A. ("Agroceres"), the largest vegetable seed business in Brazil, and the seedless watermelon germplasm of Barham Seeds, Inc. ("BSI"). The Agroceres and BSI acquisitions add important germplasm to Seminis' world leading vegetable fruit germplasm bank. In addition, the Agroceres acquisition along with the creation of local Seminis sales and distribution companies in Argentina, Turkey, Poland and Hungary during 1999 further strengthen Seminis' market leadership.

o Capture enhanced value created by proprietary seeds - As a result of its innovative new product development efforts, Seminis has continued to introduce new products that reduce input costs to growers and provide enhanced consumer value.

                                    PRODUCTS

     Seminis develops and produces vegetable and fruit seeds adapted to the local conditions in which they will be grown. Local requirements are largely dictated by environmental conditions, such as temperature or rainfall, retail demand for traits, such as shelf life, and consumer preferences for flavor, ready-to-eat convenience and quality. Seminis' depth of product lines enables growers to meet local market demands.

DEVELOPED COUNTRIES

     In developed countries, the growth of the vegetable and fruit seed market is primarily driven by a demand for foods with enhanced nutritive qualities and increased consumer awareness of the health benefits of vegetables and fruits. According to a 1996 consumer survey in the United States, 89% of consumers cited nutritional reasons as to why they eat vegetables and 73% said that they would pay more for healthier versions of the foods they eat. Seeds for the production of vegetables and fruits in developed countries are predominantly hybrids to ensure crop uniformity and productivity. Seminis estimates that, in the United States, 85% of all vegetable and fruit seeds are hybrids.

DEVELOPING COUNTRIES

     In developing countries the growth of the vegetable and fruit seed market is largely driven by rapidly expanding population growth and conversion from the use of open-pollinated seed to hybrid seed varieties. Growers are realizing the value of hybrids and are increasingly converting to hybrid seeds to obtain higher yields per acre, greater uniformity, greater resistance to pests, diseases and environmental conditions and improved quality, flavor and nutrition for consumers. Seminis develops and sells new hybrids specifically designed for the local markets in developing countries. Given the benefits of hybrid seeds, growers are often willing to pay a substantially higher price for hybrid seeds than for open-pollinated seeds.

MULTI-BRAND STRATEGY

     Through its customer-focused, multi-brand strategy, Seminis provides choices to growers with respect to product, price, promotion and service. It also furthers Seminis' goal of providing growers with information to enable growers to anticipate change in consumer trends rather than react to them. Seminis has three full-line brands, Asgrow, Petoseed and Royal Sluis, each with its own identity and positioning. Each brand features independent products with varying strengths and market fit. Seminis also markets nine specialized brands, which enables it to respond quickly to changing market needs, dietary preferences or regional growing practices. These brands may focus on specialized growing practices, such as greenhouse or protected culture, specific customer segments within a sub-market, such as large lettuce growers in the southwestern United States, or regional and cultural preferences, such as Asian vegetables or fruited crops for the Middle East. With differentiated Seminis brands, growers can exercise their options for choice while staying within the Seminis family. Seminis believes that it can maintain and reinforce its competitive advantage through the careful positioning of its brands.

FULL-LINE BRANDS

     Seminis markets a full-line of seeds under its Asgrow, Petoseed and Royal Sluis brands. These brands are well recognized for consistently developing and marketing high quality seeds for most major vegetable and fruit species. Seminis believes that its brands rank among the leading brands worldwide in the vegetable and fruit seed market.

     Asgrow and Petoseed enjoy high brand awareness in the United States vegetable and fruit seed industry. According to a 1996 study, Asgrow has a 99% brand-awareness rating among growers, while 88% of growers and dealers have a high awareness of the Petoseed brand. In Europe, growers and dealers also have high brand awareness of Seminis' brands. According to a 1997 independent industry study of over 1,000 growers and distributors, there is a "high" to "very high" awareness of Royal Sluis in many European countries, including France, Italy, The Netherlands, the United Kingdom and Turkey. Similarly, Asgrow and Petoseed have high brand awareness in many European markets, including Asgrow in Italy and Petoseed in Spain.

     ASGROW -- Asgrow was established in 1856 and was acquired by Seminis in December 1994 from the Upjohn Company for $304.0 million. After the acquisition, Seminis sold the Asgrow agronomics seed business for $240.0 million. Asgrow is known for providing seeds that possess traits satisfying end-user demands such as flavor, ready-to-eat convenience and quality. Its strong reputation has been enhanced through its success with hybrids such as carrots and onions. Asgrow is also strong in large seed varieties such as green beans, where Seminis believes it has a U.S. market share of over 70%. Asgrow also has a strong presence in many European countries.

     PETOSEED -- Petoseed was established in 1950 and was combined with the Asgrow seed business in 1995 for $133.5 million. Petoseed has built its reputation through pioneering work in hybrid tomato development, but expanded its presence in the industry through its full-line of market-driven, innovative products. This brand has strengths in many areas, including hot peppers. Seminis believes that, worldwide, growers currently plant more Petoseed hybrid jalapeno peppers than all other hybrid jalapeno brands combined. Petoseed is known for consistently introducing new hybrids with multiple disease resistance enhanced traits and increased field productivity.

     ROYAL SLUIS -- Royal Sluis was established in 1827 and was acquired by Seminis in 1995 along with Petoseed. The acquisition of Royal Sluis, one of Europe's largest vegetable seed companies, expanded Seminis' European presence. Royal Sluis focuses on high-quality, cool season crops such as beans, broccoli, cabbage, carrots, cauliflower, leeks, lettuce and spinach. In addition to its strong reputation for service and quality, Royal Sluis pioneered new seed technology to improve seed quality and germination. As shown in the table below, each of Seminis' full-line brands is distinct in terms of leading species, brand strategy, pricing strategy and brand identity.


     BRAND              LEADING SPECIES             BRAND STRATEGY        PRICING STRATEGY      BRAND IDENTITY
--------------          ---------------------       -----------------     ----------------      --------------

Asgrow                  Beans                        Maintain strong       Price at premium     Focus on desirable
                        Broccoli                     links to growers,     to market            output (quality)
                        Carrots                      distributors and                           traits
                        Fresh Market Tomatoes        retailers
                        Melons
                        Onions
                        Peas
                        Pickling Cucumbers
                        Squash
                        Sweet Peepers

Petoseed                Broccoli                     Focus on extending    Price for value      Enhance grower
                        Cucumbers                    the product line                           success through
                        Fresh Market Tomatoes        through additional                         innovative hybrids
                        Hot Peppers                  disease resistance
                        Lettuce                      and hybrid
                        Melons                       conversion in new
                        Processing Tomatoes          markets
                        Squash
                        Sweet Peppers

Royal Sluis             Beans                        Provide               Price at premium     Provide through
                        Cabbage                      service/expertise     to market            knowledge about
                        Lettuce                      to enhance grower                          local growing and
                        Radish                       benefits                                   market conditions
                        Spinach

REGIONAL OR SPECIALTY BRANDS

     In addition to its full-line brands, Seminis markets seeds through regional or specialty brands, which are targeted to respond to the needs of local markets. These needs are driven by dietary preferences, desire for local products, specialized farm growing practices and local environmental and climatic conditions.

     BRUINSMA -- Bruinsma was established in 1934 and was acquired by Seminis in December 1994 along with Asgrow. Bruinsma's reputation was built on its high-quality, protected crop varieties. Protected farming is a practice in which crops are grown from high-value seed in greenhouses or tunnels. This practice continues to expand worldwide and is particularly reflected in European markets, where protected growing is an effective means of meeting consumer demand for vegetables and fruits with premium appearance. Bruinsma focuses on the development and marketing of cucumber, eggplant, pepper and tomato varieties.

     CALIFORNIA -- California was established in 1972 by Petoseed. California is best known for seeds bred to meet the consumer preferences and farming practices of the Middle East. The California brand concentrates on cucumber, melon, pepper varieties, squash and tomato.

     CHOONG ANG -- Choong Ang was established in 1946 and was acquired by Seminis in 1998 for $20.5 million. Choong Ang is one of the top vegetable and fruit seed brands in South Korea. This brand has market strength in Chinese cabbage, hot peppers, oriental melon, radish and watermelon.

     GENECORP -- Genecorp was established in 1982 and was acquired along with Asgrow in December 1994. Genecorp is a lettuce seed specialist with a significant market share in the western United States, a region that contains 95% of domestic lettuce acreage.

     HORTICERES -- Horticeres, as a brand of the Agroceres vegetable seed business, was acquired by Seminis in November 1998 for $19.7 million. Horticeres is a leading brand in Brazil where it is known for beans, lettuce, okra, tomato and tropical cauliflower.

     HUNGNONG -- Hungnong was established in 1936 and 70% of the company was acquired by Seminis in 1998 for $120.6 million. The remaining 30% was purchased in fiscal 1999 for $54.8 million. Hungnong is a leading vegetable seed brand in South Korea. Hungnong is known for its strength in broccoli, cabbage, Chinese cabbage, hot peppers and oriental radishes. Twenty-five percent of Hungnong's sales occur outside of South Korea, with five percent outside Asia, primarily in the United States.

     LSL PLANTSCIENCE -- LSL PlantScience was formed in 1998 through an alliance between Seminis and LSL Biotechnologies with an investment by Seminis of $22.0 million. LSL PlantScience is known for its DiVine Ripe brand of tomatoes which offer delayed ripening characteristics for vine-ripened flavor and increased shelf-life. In addition to marketing LSL PlantScience's tomato varieties, Seminis obtained access to LSL PlantScience's existing research and technology agreements. LSL PlantScience varieties are marketed worldwide.

     NATH SLUIS -- Seminis acquired a 90% equity interest in Nath Sluis in 1998 for $2.0 million. Nath Sluis breeds, produces and markets vegetables and fruits specifically for the Indian market.

     SENECA-- Seneca was acquired by Seminis in 1997 for $1.7 million. Seneca focuses on hybrid sweet corn for the United States and Canadian markets.

     YATES -- In 1997, Seminis acquired a 20% interest in the Yates Vegetable Seed Company for $1.7 million. This company breeds cauliflower, lettuce and onions for the Australian, European and North American markets. Yates also distributes the Asgrow and Genecorp brands in Australia.

                               SALES AND MARKETING

     Seminis' product sales are widely diversified geographically, with Europe representing the largest percentage of total sales outside of North America. The table below illustrates the breadth of Seminis' products and sales for each geographic region.

                      FISCAL 1999 NET SEED SALES BY REGION

                                                                                               FISCAL 1999
                                                                                              NET SEED SALES
                                                                     FISCAL 1999               GROWTH VS.
                                                                   NET SEED SALES              FISCAL 1998
                                            FISCAL 1999            AS A PERCENTAGE           NET SEED SALES
GEOGRAPHIC REGION                          NET SEED SALES        OF TOTAL NET SALES          AS A PERCENTAGE
-----------------                          --------------        ------------------          ---------------
                                           (in millions)
North America............................       $179.1                    33.8%                    15.4%
Southern Europe..........................         94.0                    17.7                      6.8
Northern & East Europe...................         54.4                    10.3                      8.5
Middle East/North Africa.................         39.3                     7.4                     10.6
South America............................         37.0                     7.0                     48.6
Asia/Rest of World.......................         65.7                    12.4                    119.6


     Seminis reinforces its brands' market positions through strategic planning, pricing and communications. Seminis believes that, with its strong brands, it has an advantage in the marketplace when introducing new products. The reliability and trust associated with its brands can lend credibility to new product claims.

     Seminis' strategy of providing differentiated products and services to its customers through its multiple brands is reflected in its approach to sales and marketing. Each brand has its own separate and distinct sales force, product managers and marketing team. Along with separate breeding and product development, each brand team focuses on offering differentiated products and services to meet the needs of a wide range of customers.

     Seminis sells its brands worldwide by using a multi-level distribution strategy involving direct sales, dealers, distributors and importers. Largely driven by local market needs, Seminis' distribution strategy for each geographic region is designed to maximize the market penetration of its brands. Seminis' North American sales are mainly concentrated in the Asgrow and Petoseed brands. The Petoseed brand is sold primarily through dealers and the Asgrow brand is sold primarily direct to growers. Each brand has a distinct North American sales force. In Europe, Royal Sluis, Petoseed and Asgrow are typically sold through direct sales groups. In the Middle East, Petoseed is Seminis' top brand and is sold through distributors.

     While the majority of its sales are direct to growers, Seminis also fosters close relationships with dealers and distributors. Where there is a market need, Seminis uses these dealers as an outside direct sales force. Dealers extend the Seminis brands' ability to reach growers in areas where there are geographic or other limitations to direct sales efforts. Seminis is highly selective in the dealers and distributors chosen to represent its brands. Dealers are selected based on shared vision, technical expertise, local market knowledge and financial stability. In addition, Seminis builds dealer/distributor loyalty through an emphasis on service, access to breeders, joint trials, ongoing training and extensive promotional material support.

     Seminis' marketing communications department coordinates all advertising, public relations and publicity activities for Seminis and its brands and provides highly targeted promotional support to its sales and marketing efforts worldwide.

                                  ACQUISITIONS

     All of the sectors of the agricultural industry have experienced significant consolidation during the past several years. Consolidation at the upstream end of the production chain--among chemical, seed and biotechnology companies--has been driven primarily by developments in agricultural technology and the need to secure access to the best available seed germplasm.

     In agronomic crops such as corn, cotton, soybeans, wheat and rice, the consolidation has been led by major agrochemical/ biotechnology companies such as Monsanto, Dow, DuPont and Hoechst (AgrEvo). These companies have invested in the seed industry to access delivery systems for their biotechnology products. Access to the best available germplasm has become a key competitive priority in the industry. In vegetable and fruit crops, access to germplasm is an equally important competitive issue. The company with access to the best available germplasm will have the strongest position in the delivery system for future generations of biotechnology products.

     Seminis has been at the forefront of the consolidation of the vegetable and fruit seed industry and has completed nine acquisitions to date. Seminis has historically used acquisitions as a cost-efficient means of adding developed and proven products to its portfolio, gaining access to or ownership of key technology, patents and germplasm collections and entering new and established markets. The transactions completed in recent years exemplify this point. The purchase of a 50% stake in LSL PlantScience added a new line of tomato varieties in fiscal 1998. Similarly in 1998, the acquisition of two South Korea-based companies, Hungnong and Choong Ang, strongly enhanced Seminis' line of products for the Asian market and provides products to meet the growing worldwide demand for Asian vegetables and fruits. Also in 1998, Seminis' purchase of 90% of the equity of Nath Sluis significantly increased Seminis' presence in India. Finally, in November 1998, the acquisition of the Agroceres vegetable seed business strengthened Seminis' presence and product lines in Brazil, a region that requires special varieties developed for tropical and subtropical climates.

     As the leading vegetable and fruit seed company, Seminis believes it is well positioned to benefit from continued consolidation of the vegetable and fruit seed industry. In order to expand the breadth and depth of its product line, Seminis expects to continue targeting strategic acquisitions and alliances that supplement its product line and expand its customer base.

                             NEW PRODUCT DEVELOPMENT

     Seminis utilizes both traditional breeding and biotechnology to create continuous new product innovations. Seminis focuses its internal product development activities on products that are likely to have practical market applications, create significant market value, command premium pricing and capture leading local market share.

     Seminis currently owns or has pending over 60 patents in such areas as virus resistance, product quality, breeding technology, gene expression, cell selection and resistance genes. In addition, Seminis has protected more than 360 varieties under plant variety protection laws.

     Principal new products are listed in the following table.

        PRINCIPAL NEW PRODUCTS INTRODUCED IN THE LAST THREE FISCAL YEARS


SPECIES                    TARGET REGION                     DIRECT BENEFICIARY      BENEFIT/ADDED TRAIT
-------                    -------------                     ------------------      -------------------
Bean                       Europe                            Grower/consumer         Darker color, better uniformity
                           Europe                            Grower/consumer         Darker color, disease resistance
                           USA/Italy                         Trader/consumer         Improved appearance
Broccoli                   CA/Europe                         Grower/Trader           Improved export quality
                           CA/Mexico                         Grower/trade            Better export quality
Carrot                     CA                                Consumer                Better taste for consumer
Fresh Market Tomato        Europe                            Grower                  Disease resistance
                           Mexico                            Grower                  Higher yield
                           South Europe/Spain                Grower                  Disease resistance
                           Florida                           Grower                  Fruit firmness-shippability
                           Middle East                       Trader                  Longer shelf life
                           West Africa                       Trader                  Longer shelf life
Hot Pepper                 Mexico                            Grower/trader           Early maturity of jumbo size fruit
                           Mexico                            Grower                  Larger fruit, higher yield
Lettuce                    CA/AZ                             Grower                  Disease resistance
                           Italy/France                      Grower                  Disease resistance, larger size
Long Cucumber              Northwest Europe                  Grower/trader/consumer  Better vigor, higher quality fruit
Long Day Onion             Northwest Europe                  Trader/consumer         Longer storability
Pea                        USA/Italy/France                  Trader/consumer         Improved color/appearance
                           USA/UK/Italy/France               Trader                  Improved processor traits
Pickling Cucumber          Eastern Europe                    Trader/consumer         Improved processor traits
                           USA                               Trader                  Better size
                           USA                               Trader                  Improved processing traits
                           USA/Brazil/Mexico                 Trader/consumer         Improved fruit quality
                           USA/Mexico/North America          Grower                  Higher yield


SPECIES                    TARGET REGION                     DIRECT BENEFICIARY      BENEFIT/ADDED TRAIT
-------                    -------------                     ------------------      -------------------
Processing Tomato          Spain                             Trader                  Improved peeling/dicing capabilities
Short Day Onion            Texas/Mexico/South America        Grower/consumer         Higher yield, lower pungency
Spinach                    Europe                            Grower                  Disease resistance
                           Europe                            Grower/trader           Disease resist, higher quality left
Sweet Corn                 USA/Canada                        Consumer                Improved taste
Watermelon                 USA/South America/Italy           Consumer                Seedless


The following table outlines selected products under development for production over the next two to three years.

                        SELECTED PRODUCTS IN DEVELOPMENT


SPECIES                      FEATURE                    EXPECTED BENEFIT              DIRECT BENEFICIARY
-------                      -------                    ----------------              ------------------
Broccoli                     Cytoplasmic male           Increased yield; Lower        Grower
                             sterility                  production costs, increased
                                                        product uniformity
Cabbage                      Cytoplasmic male           Increased yield; lower        Grower
                             sterility                  production costs;
                                                        increased product
                                                        uniformity
                             Fungal disease resistance  Increased yield; lower        Grower
                                                        production costs
                                                        Consumer en
Carrot                       Disease resistance         Increased yield; lower        Consumer
                             improved flavor            production costs
                                                        Consumer benefit
Lettuce                      Fungal disease resistance  Increased yield;              Grower
                                                        production costs
Melon                        Multiple virus resistance  Increased yield; lower        Grower
                                                        production costs;
                                                        increased production
                                                        uniformity
                             Extended shelf-life        Consumer benefit;             Consumer/trader
                                                        reduced spoilage
Onion                        Disease resistance         Increased yield; lower        Grower
                                                        production costs
Pea                          High sugar                 Better taste                  Consumer
Pepper                       Bacterial disease          Increased yield; lower        Grower
                             resistance                 production costs
Spinach                      Tolerance to yellowing     New market opportunity        Grower
                             and over--wintering
Squash                       Multiple virus resistance  Increased yield of            Grower/trader/consumer
                                                        marketable quality fruit
Tomato                       Virus resistance           Increased yield; market       Grower
                                                        expansion
                             Multiple disease           Increased yield; lower        Grower
                             resistance                 production costs
                             High (beta)-carotene       Consumer health benefit       Consumer
                             High Lycopene              Consumer health benefit       Consumer
Watermelon                   Genetic male sterility     Increased product             Grower/trader/consumer
                                                        uniformity

PRODUCT DEVELOPMENT STRATEGY

     Seminis' new product development efforts utilize traditional breeding, proprietary technology, biotechnology, genomics and plant pathology to introduce innovative products to the marketplace in an efficient and cost-effective manner. Seminis augments its internal product development efforts through technological alliances with leading companies, research institutions and universities. Seminis believes that its internal research and development capability and access to innovative technology, coupled with its extensive germplasm bank, position it to best meet the changing demands and preferences of growers and end-consumers and increase its market share and global reach.

PRODUCT DEVELOPMENT PLATFORM

     Seminis conducts research and development activities in 70 locations throughout the world, including 20 in North America, 16 in Europe, three in the Middle East, three in South America and 28 in Asia. By diversifying its research and development geographically, Seminis is able to take advantage of local breeding characteristics and many different microclimates. It is also better able to tailor its products to local tastes and preferences.

     Each region of the world has unique requirements for the production of vegetables and fruits. These requirements are driven by local environmental conditions such as temperature or rainfall as well as local consumer preference such as that for very sweet pink tomatoes in Japan or more acidic red tomatoes in Italy. Seminis maintains an internally developed, proprietary database that contains information on local production and local consumer needs. Seminis has compiled the information in this database to enable its plant breeders and marketing and sales personnel to design new products to meet the needs of the local market.

     Seminis believes it has the largest research and development staff in the vegetable and fruit seed industry, with over 850 people employed in research and development functions, including over 150 professionals with Ph.D. or M.S. degrees, with 114 plant breeders, 22 biotechnologists and 21 pathologists. Seminis' plant breeding staff is structured by brand and, within each brand, by species, to maintain brand focus and adequately respond to changing consumer demands and preferences. All plant breeders regardless of their brand affiliation have access to technology developed from Seminis' biotechnology, biochemistry and pathology laboratories. Seminis fosters competition among its brands and breeders to ensure that new product development is achieved in an aggressive timeframe.

GERMPLASM

     Seminis owns what it believes is the largest vegetable and fruit germplasm bank in the world. Seminis' germplasm bank is its key strategic asset. Germplasm, Seminis' bank of genetic information, is contained in millions of seeds. These seeds capture the characteristics of vegetables and fruits grown for Seminis' customers in different regions of the world, including input traits, such as resistance to pests and adverse weather conditions, and output traits, such as crop yield, color, texture, flavor and ready-to-eat convenience. This extensive germplasm bank is extremely difficult to replicate, having been developed through more than 100 years of intense research and development effort.

     The merger of the Petoseed, Asgrow and Royal Sluis germplasm, plus the additions of germplasm from Bruinsma, Seneca, Hungnong, Choong Ang, Nath Sluis, LSL PlantScience and the Agroceres vegetable seed business, has created a very diverse germplasm bank. The strength of Seminis' germplasm bank is its diversity of materials available and the gene characteristics contained in the materials. Seminis' breeders utilize its germplasm, as well as its proprietary technologies, to develop innovative products suitable to the needs of different markets and conditions. Seminis' extensive germplasm bank is the basis for its continued growth.

                                   TECHNOLOGY

     Seminis' product development technology positions it as one of the leaders in agricultural innovation. The time and capital required for the development of new products represent the most formidable barrier to entry in the vegetable and fruit seed industry. On average, it takes five to twelve years for a proprietary variety to reach commercial viability. Seminis works to minimize failure in the market by focusing on identifiable market needs, while reducing time-to-market and development costs. Seminis employs biotechnology, biochemistry, tissue culture, dihaploids, cytoplasmic male sterility and molecular markers to enhance its traditional breeding programs and improve the efficiency of its new product development efforts.

     BREEDING -- Seminis maintains significant breeding programs for over 60 major vegetable and fruit species that yield over 300 different varieties each year. No other company produces as many products in the vegetable and fruit line. Seminis' breeding strategy is to create vegetable and fruit hybrids and varieties with combinations of traits that are superior to principal competitor hybrids and varieties and that meet or anticipate the changing demands of the market. These improved traits include varieties that are economical to produce, have high field and marketable yields, possess superior disease resistance, environmental tolerance and nutritional content and have long shelf lives, superior processing characteristics and consumer benefits such as improved taste, appearance and nutrition and ready-to-eat convenience.

     PLANT AND GENETIC TECHNOLOGY -- Through the use of its proprietary processes, Seminis enhances the efficiency of its breeding programs by enabling its breeders to identify and incorporate important traits into the breeding line, while significantly reducing the lead-time necessary to introduce commercially viable products. These proprietary processes include the use of tissue culture, dihaploid breeding, cytoplasmic male sterility, molecular markers and biotechnology and genomics.

o Tissue Culture -- Tissue culture is a laboratory technique that enables plants to be grown from plant tissue, such as a leaf or bud, rather than a seed. Tissue culture reduces the loss of plants, speeds up breeding cycles, reduces costs and allows the maintenance of parental inbreds that have difficulty in producing seeds. Tissue culture is used in the following breeding programs: broccoli, brussel sprouts, cabbage, carrots, cauliflower, celery, cucumbers, leeks, lettuce, melon, onions and squash.

o Dihaploid Breeding-- Plants with two identical sets of chromosomes-- dihaploids-- are highly desirable in plant breeding due to the uniformity of their genetic information. The formation of dihaploids typically occurs only under laboratory conditions. When dihaploids are used in a breeding program, all future progeny will be genetically identical, thereby increasing the uniformity of the crop. Using dihaploids in a breeding program reduces the breeding cycle by up to 50%. For example, a dihaploid breeding program for biennial crops can reduce breeding from 16 years to 8 years; with annual crops, a dihaploid program reduces a normal breeding program from 11 years to 7 years. Seminis currently utilizes dihaploids in the commercial development of its hybrid products including broccoli, cabbage, cauliflower, Chinese cabbage, eggplant, lettuce, melon, onion, pepper and radish.

o Cytoplasmic Male Sterility-- Cytoplasmic male sterility is a genetic feature that blocks development of the male (pollen) part of flowers. The resulting plants are only female fertile, which allow them to be efficiently crossed with pollen from another plant ensuring the proper cross is made. The use of cytoplasmic male sterility technology during commercial seed production increases hybrid purity, accelerates the production time for a seed crop and improves product uniformity. The grower also benefits by having a more consistent and uniform crop. Seminis currently utilizes cytoplasmic male sterility technology commercially to produce broccoli, cauliflower and hot pepper hybrids. Since the hybrids are usually sterile, this technology also protects Seminis' germplasm by preventing its reproduction in second generations.

o Molecular Markers -- Molecular marker technology integrates molecular biology and information systems with plant breeding to identify important genetic sequences and "tag" them so that they can be readily found in seeds or plant tissue without growing the plant itself. Molecular markers are used for genetic identification of proprietary products and verification that the correct product was produced. They are also used to increase the precision and speed of developing superior varieties through selection. Seminis employs molecular markers in five species.

o Biotechnology and Genomics -- Biotechnology, or genetic engineering, allows for the identification and direct transfer of a specific gene into a plant. An individual company's competitive position in biotechnology is reflected in its ability to access genes that determine specific characteristics and to develop efficient gene transfer systems to create transgenic plants.

     Seminis has focused its initial biotechnology efforts in Roundup Ready(R), or herbicide tolerant, weed control, virus resistance, insect resistance, fungal disease resistance and quality traits, such as long shelf life. Seminis' principal sources of genes, or traits, are technology licensing agreements or research collaborations with private companies, research institutions and universities.

     Given the large number of different species of vegetables and fruits in Seminis' product line, Seminis has focused its efforts in biotechnology on developing rapid and reliable methods to introduce new genes into a wide array of species. Seminis employs scientists with expertise in biology, biochemistry, molecular biology and plant sciences to develop techniques to introduce new genes into plants and produce viable progeny. Seminis believes that it has the world's leading capability in gene transfer techniques in vegetables and fruits.

     Genomics, the next wave of biotechnology, allows for the expansion of biotechnology's application from single genes to families of genes. Many important traits involve gene families such as yield, fruit development and flavor. Genomics integrates knowledge about a gene family structure and its function or trait, thereby allowing for the trait to be more easily bred into related plant species or transferred by way of genetic engineering to other plant species. Seminis' activity in genomics is largely concentrated in its molecular markers program.

     PLANT PATHOLOGY -- Vegetables and fruits are susceptible to diseases that can affect yield as well as quality of the final product. In order for Seminis' plant breeders to develop vegetable and fruit varieties resistant to diseases, Seminis believes it has established the largest plant pathology group in the industry to identify and understand diseases important in vegetables and fruits. With 18 scientists in a network of laboratories throughout the world, Seminis is currently working on more than 100 different diseases, targeting those that have the greatest impact on commercial vegetable and fruit production.

     As a result of these efforts, Seminis leads the industry with the widest range of disease resistant hybrids that require reduced or no chemical applications while enhancing growers' yield potential. Its plant pathology resources also enable Seminis to maintain rigorous quality control standards. All seed-lots are screened for a wide variety of diseases that could be carried on the seed. Lots that may be contaminated are treated to destroy the disease organisms or are destroyed.

                             STRATEGIC RELATIONSHIPS

     Seminis actively seeks access to technology applicable to vegetables and fruits from companies, research institutions and leading universities. Either directly or through Savia, Seminis has over 100 technology agreements providing it access to germplasm, genes, technology, patents and proprietary knowledge. Seminis' major strategic relationships include technology agreements with Monsanto, the John Innes Center, Bionova Holding Corporation, an affiliate of Savia, and Mendel Biotechnology, Inc. As a result of its broad technology alliances, Seminis has relative freedom to operate in the vegetable and fruit seed market.

     MONSANTO TECHNOLOGY COLLABORATION AGREEMENT. Monsanto is a worldwide manufacturer and seller of a diversified line of agricultural products, nutrition and consumer products and pharmaceuticals, with leading agricultural biotechnology. Monsanto has made significant investments in the development of technologies useful in the identification, transfer and expression of genes in plants. Monsanto and Savia executed a worldwide, non-exclusive agreement in January 1997 which provides Seminis access to Monsanto biotechnology applied to vegetables and fruits. Seminis gains early insight into new technologies being developed by Monsanto for agronomic crops that can also improve the input and quality characteristics of vegetables and fruits.

     Through the agreement, Seminis has access to numerous Monsanto patents and pending patents covering the use of selectable markers, a range of promoters which control gene expression and the agrobacterium transformation system, a common means of transferring genes into plants. It also has access to a range of valuable traits such as Roundup Ready(R) weed control, Bt insect resistance and genes for disease control and quality traits. By partnering with Seminis, Monsanto is able to leverage its research and development investment across the broadest spectrum of crops.

     JOHN INNES CENTER TECHNOLOGY AGREEMENT. The John Innes Center and Sainsbury Laboratory are premier agricultural research institutions located in Norwich, England. John Innes has built a substantial technology position for traits involved in improving plant yield, quality and growth characteristics of vegetable crops. On December 1, 1997, John Innes and Savia entered a five-year agreement which provides Savia and its affiliates with access to significant plant disease control technology that will improve its capability to develop broad fungal disease resistance and enhanced nutritional and health benefits from vegetables.

     BIONOVA HOLDING CORPORATION RESEARCH AGREEMENT. Bionova, an affiliate of Savia, is a biotechnology company focused on developing novel genes for seed and vegetatively propagated plants like strawberries, bananas and grapes. Under the research agreement between Bionova and Seminis, Seminis funds research at Bionova for specific vegetable and fruit crop projects, principally in early stage molecular biology research related to the introduction of Monsanto genes into vegetables and fruits. The agreement also provides access to other genes and technologies including transwitch technology, pea and pepper transformation and agrobacterium transformation. The results of this funded research are the exclusive property of Seminis. Under the terms of the agreement, Seminis pays royalties on all products that are commercialized using Bionova technology.

     MENDEL BIOTECHNOLOGY EQUITY PARTICIPATION AND RESEARCH AGREEMENT. Mendel Biotechnology studies the structure and function of genes using a mustard plant species, Arabidopsis thaliana. This plant is particularly well suited for basic discovery research due to its small size and simple genetic structure. Seminis has a license agreement with Mendel Biotechnology to access genes for the improvement of plant growth and development. In conjunction with Savia's equity stake in Mendel Biotechnology, Savia and Mendel Biotechnology have a technology agreement which provides Seminis access to genes and technology developed by Mendel Biotechnology's genomics effort in vegetables and fruits.

     OTHER TECHNOLOGY AGREEMENTS AND COLLABORATIONS. Seminis actively develops collaborations and acquires technologies from private corporations, research institutions and leading universities. Seminis believes that its investment in technology agreements and collaborations reduces the cost and risk normally associated with new product development, as Seminis utilizes collaborators for most of its basic research. Seminis typically shares the value created as a result of its agreements and collaborations with its partners once a product reaches commercialization.

                            PRODUCTION AND OPERATIONS

     Seminis typically contracts with seed growers to produce its seeds. It also produces seed on company-owned farms. Seminis provides the producer with male and female "parent" lines, which are multiplied into commercial quantities of hybrid seed. The producer returns the hybrid seed to Seminis for cleaning and packaging prior to sale to the customer.

     Seminis' seeds are produced both domestically and internationally in over 30 countries in the Northern and Southern Hemispheres to mitigate growing risks associated with weather or disease in any one region. In the United States, Seminis produces seed in Arizona, California, Idaho, Oregon and Washington through contract production with high-quality, dependable growers. Seeds are produced internationally through subsidiaries in Argentina, Canada, Chile, China, Ecuador, France, Germany, Guatemala, Hungary, Italy, Latvia, Mexico, New Zealand, Peru, South Africa, South Korea, Thailand and The Netherlands, and through exclusive agents using proprietary Seminis technology in Australia, China, Czech Republic, Denmark, France, Germany, Hungary, India, Israel, Italy, Japan, Moldova, New Zealand, Romania, Slovakia, South Africa, Taiwan, Tanzania, Thailand, Turkey and Vietnam.

     By geographically diversifying its production facilities, Seminis can schedule its planting on a year-round basis, maximize yield, reduce inventory requirements and ensure adequate supplies. In addition, Seminis ensures availability of quality products throughout the world by maintaining production capabilities for each variety in two locations in each hemisphere. For example, a new variety with strong, unanticipated demand in the Northern Hemisphere can be supplied by using additional production from the Southern Hemisphere. Alternatively, acreage that was planned to produce tomato seed could be switched into pepper seed production if excess tomato seed enters the marketplace.

     Seminis controls contract production by providing on-site management and technical personnel to oversee the production process. Seminis also supplies producers with stock seed, specialized hybridizing techniques and specialized sowing and harvesting equipment to ensure product quality. Production is split among numerous species, ranging from hand-labor intensive hybrid crops such as peppers and tomatoes, to machine planted and harvested seed crops such as peas, beans and corn. Product quantities are determined by a three-year sales forecast, product safety stock in inventory and the production history for the region and product.

     Seminis has its main processing facilities in California, Chile, Idaho and The Netherlands, and auxiliary processing centers in New Zealand and South Korea. The location of seed processing centers is intended to facilitate the flow of seed from production areas to major markets. Seminis has recently employed a logistics system integrating the planning functions in production, operations and sales. The implementation of this system is expected to provide real time information about inventory from crop in ground to finished and available inventory for sales over a three-year time horizon. Using better information systems and efficient capacity utilization, Seminis expects to complete the consolidation and rationalization of its operations over the next two years.

INCOTEC

     Incotec Inc., a subsidiary of Seminis, provides sophisticated seed enhancement technology to the seed industry. Incotec offers products for precise sowing, improved seed emergences and germination. Incotec enhances seed performance by applying fungicides or other chemicals and protective coatings to protect against disease or improve a seed's germination behavior. Incotec also pelletizes seeds to make them uniform and, therefore, more suitable for precision sowing equipment. This technology helps growers worldwide increase their productivity and profits by allowing them to obtain better crop uniformity, even under inconsistent climate and field conditions.

     Incotec pioneered seed priming -- a technology that accelerates germination -- nearly 30 years ago. Today, Incotec offers diversified technology to serve the vegetable and fruit, flower and tobacco seed industries. Incotec expects to achieve future growth through investment in new seed enhancement technology and product development, a stronger presence in the agronomic seed enhancement market and the pursuit of strategic alliances with outside technology suppliers and the agricultural chemical industry.

                                QUALITY ASSURANCE

     Seminis' extensive quality assurance program provides growers with confidence in seed performance. Seminis' seeds undergo a rigorous quality assurance program, which includes extensive field and greenhouse variety identification trials, physiological and pathology tests and other sophisticated laboratory techniques using genetic marker technology. Seed quality is monitored thoroughly through methods ranging from inspection of the parent plants for health and genetic purity to harvest and sale of only the most vigorous seed.

     Once harvested and conditioned, seeds are evaluated and certified by technicians, pathologists and other scientists for characteristics such as genetic purity, physical purity, germination, moisture content, vigor and the absence of seed-borne diseases. This program ensures that Seminis seeds produce plants that have high yields, are tolerant to drought, insects and diseases and efficiently use soil and water nutrients.

                                   COMPETITION

     Seminis faces substantial competition from technological advances by competitors such as other seed companies, chemical and pharmaceutical companies and biotechnology companies, many of which have substantially greater resources than Seminis. To remain competitive, Seminis expends substantial resources for research and development and strives to maintain technological alliances. Seminis also competes on the basis of pricing and financial terms.

                              INTELLECTUAL PROPERTY

     Seminis uses a wide array of technological and proprietary processes to enhance its germplasm and product development programs. These technologies and proprietary processes enable Seminis to create novel product concepts and reduce the time to market by, in many cases, two to five years. Seminis files for patents on technology that is patentable, although it does not file for patents on all potentially patentable technologies. Seminis currently owns or has pending patents in such areas as virus resistance, product quality, breeding technology, gene expression, cell selection and resistance genes, including 63 issued or allowed patents in Australia, Austria, Belgium, Canada, Denmark, France, Germany, Great Britain, Italy, Luxembourg, Spain, Sweden, Switzerland, The Netherlands and the United States. Seminis currently has 135 patent applications filed, or pending, in Argentina, Australia, Brazil, Canada, Chile, China, the Czech Republic, the European Union, Hungary, India, Indonesia, Israel, Japan, Macedonia, Mexico, New Zealand, Norway, Poland, Romania, Russia, South Korea, Saudi Arabia, Spain, Thailand, Turkey, Ukraine and the United States.

     Intellectual property rights protect Seminis products and technologies from use by competitors and others. Intellectual property rights of importance for Seminis include utility patents, registrations under plant variety protection laws and trade secrets. Intellectual property rights focus on open-pollinated varieties, parental lines, traits and gene technologies related to hybrid varieties, novel traits, novel breeding technologies, molecular markers and disease resistance.

     In many countries, including the United States, most of the European Union and Japan, plant varieties can be protected under laws which grant rights to plant breeders to protect their seeds, including the right to prevent third parties from importing or exporting, storing, processing, reproducing or selling protected varieties within the territory of protection. Seminis has protected 368 plant varieties under plant variety protection certificates or plant variety right certificates in the United States, the European Union, Kenya and Israel. Seminis has filed another 75 applications for plant variety protection in the United States and the European Union.

     Seminis intends to continue developing comprehensive intellectual property and protection through utility patents, including key varieties and parent lines. Seminis will also aggressively expand protection of its varieties and parent lines through plant variety rights. Proprietary technologies not protected under these mechanisms are protected under trade secret laws.

                                   REGULATION

     The developing, testing and commercialization of seed products are subject to legislation and regulation in various countries. These regulations may govern genetic exclusivity, environmental concerns, product viability, performance and labeling. While regulation adds a cost of doing business to the industry, it also provides protection for research and development investment in new products, thereby encouraging continued new product development.

REGISTRATION PROCESS

     Variety registration varies from country to country, but generally each variety must be phenotypically unique. That is, the size, color, maturity and quality must be verifiably different from the varieties that already exist in the market. Once a variety is registered it cannot be changed. In the United States, the registration process is voluntary and determination that a variety is unique is left to the breeder. In Europe the registration process is regulated and determination of uniqueness is made in official trials.

PHYTOSANITARY CERTIFICATION

     The purpose of phytosanitary requirements is to prevent the spread of plant diseases that can be carried on seed or other plant tissue. Each seed-producing country has agricultural inspectors that check the seed crops for the presence of specified diseases. After these crops are harvested, laboratory tests are also conducted to ensure that the seed is clean. Having passed the inspection and lab tests, the department or ministry of agriculture of the producing country issues a phytosanitary certificate stating that the seed is free of specified diseases. Importing countries then allow the seed to cross their borders on the basis of these certificates.

LABELING OF GENETICALLY ENGINEERED PRODUCTS

     There are no worldwide, accepted regulations for genetically engineered products. Consequently, Seminis is required to seek and obtain regulatory approvals in each country where seeds will be sold and where the harvested produce will be exported. In the European Union and Switzerland, labeling of genetically engineered products is mandatory, whereas in other countries, such as Canada and the United States, labeling is required only if there is a compositional change or a health risk associated with the product. Japan, Australia and New Zealand are considering labeling requirements. Other regions where Seminis sells products either have labeling requirements similar to the United States or have no labeling requirements. Seminis will comply with the labeling requirements of each country in which it conducts business.

ENVIRONMENTAL REGULATION

     Seminis' business is not sensitive to, or highly regulated by, environmental laws. Seminis uses various equipment which is subject to federal, state and local clean air and water regulations. Also, Seminis' research and quality assurance divisions conduct various agricultural growing operations utilizing chemicals routinely used in any farming operation. Seminis' foreign operations are also subject to laws of foreign jurisdictions as to environmental matters. Seminis believes it is in full compliance with these laws.

     In its operations, Seminis uses very limited amounts of materials or matters which have been categorized as "hazardous substances." Seminis believes that its use has always been in full compliance with all applicable laws, rules and regulations.

     Seminis has no knowledge of any current, pending or threatened citation or complaint, civil or criminal, relating to any alleged violation of any law, rule or regulation relating to any environmental matter.

EMPLOYEES

     As of September 30, 1999, Seminis had approximately 3,900 employees. Seminis believes it has good relations with its employees.

Item 2. Properties

        Seminis' principal office is located in a company-owned facility in Saticoy, California. Seminis plans to relocate this facility to Oxnard, California in 2000. Seminis directly controls significant, open-field production capacity in Chile, Mexico and Peru on land predominantly owned by Seminis. Seminis' main greenhouse production facilities are located in France and Mexico on sites owned by Seminis, and in Chile and The Netherlands on sites owned by Seminis and contracted out to third parties who grow seeds exclusively for Seminis.

        Seminis maintains several processing facilities throughout the world, equipped to handle seed cleaning, sizing, treating, testing and packaging. Seminis owns and operates processing facilities in California, Idaho, Washington, Chile, France, New Zealand, South Africa, South Korea, Thailand, The Netherlands, Brazil, Italy, India and Hungary.

        Seminis conducts its research primarily at six company-owned research centers in France, Italy, South Korea, The Netherlands and the United States. Seminis owns 49 and leases 21 additional research facilities.

Item 3. Legal Proceedings

        Seminis is involved from time to time as a defendant in various lawsuits arising in the normal course of business. Seminis believes that no current claims, individually or in the aggregate, will have a material adverse effect on Seminis' business, results of operations or financial condition.

        In November 1998, Seminis received notice from Monsanto of a complaint filed by Pioneer Hi-Bred International, Inc. in the United States District Court for the Southern District of Iowa against Asgrow Seed Company LLC. The complaint alleges violations of the Lanham Act, misappropriation of trade secrets and other common law causes of action. Monsanto claimed that indemnities provided by Seminis to Monsanto in connection with Seminis' sale of the Asgrow agronomics business to Monsanto covered the claims in Pioneer's complaint. Also in November 1998, Seminis provided notice to Pharmacia & Upjohn that in connection with Seminis' acquisition of the Asgrow Seed Company and the subsequent sale of the Asgrow agronomics business Upjohn agreed to indemnify Seminis and Monsanto in connection with the matters asserted in Pioneer's complaint. On October 18, 1999, Pharmacia & Upjohn, Monsanto Global Seed Group and Monsanto Company were added as defendants in the Pioneer/Asgrow litigation. In early November 1999, Asgraw, UpJohn and Monsanto each answered Pioneer's amended complaint. Seminis still does not believe that it has any material exposure in connection with this litigation.

        As part of the formation of LSL PlantScience, LSL Biotechnologies contributed certain agreements between LSL Biotechnologies and a third party. These agreements contain provisions that permanently restrict the third party from engaging in the development or marketing of open field tomato seeds having long-shelf-life characteristics in certain areas in the world, including North America. The Antitrust Division of the United States Department of Justice has informed Seminis that its staff has recommended the filing of a complaint against LSL PlantScience, LSL Biotechnologies and Seminis to ask a court to delete these restrictive provisions. Seminis continues to believe that there will not be a material impact upon its business if the Department of Justice is successful in deleting the restrictive provisions.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to shareholders during the last quarter of the year covered by this report.

Item 4A. Executive Officers of the Registrant

        The following table shows our current executive officers and their areas of responsibility. Biographies are included after the table.

NAME                                  AGE                     TITLE
----                                  ---                     -----
Alfonso Romo Garza*.................   48      Director and Chairman of the Board
Alejandro Rodriguez-Graue...........   48      Director, President and Chief Operating
                                               Officer
Octavio Hernandez...................   45      Vice President and Chief Financial Officer
Dr. Allen Stevens**.................   63      Vice President - Research and Development
Jordi Majo..........................   48      Vice President - Europe, Middle East, and
                                               North Africa, Sales
James H. Hulbert....................   44      Vice President - Strategic Planning
Dr. Mark Stowers....................   42      Vice President - Business Development and
                                               Investor Relations

* On November 15, 1999, Mr. Romo was elected Chief Executive Officer of Seminis. Mr. Romo will serve as Chief Executive Officer as of January 1, 2000.

** In November 1999, Mr. Stevens retired as Vice President - Research and Development.

        ALFONSO ROMO GARZA has been the Chairman of the Board of Seminis since October 1995 and will serve as Chief Executive Officer of Seminis beginning on January 1, 2000. Mr. Romo has been Chief Executive Officer of Pulsar Internacional, S.A. de C.V., an affiliate of Savia, since 1984. Mr. Romo has also been the Chairman of the Board and Chief Executive Officer of Savia since 1988, the Chairman of the Board and Chief Executive Officer of Seguros Comercial America, S.A. de C.V., a majority owned subsidiary of Savia, since 1989 and the Chairman of the Board of Empaques Ponderosa, S.A. de C.V., a majority owned subsidiary of Savia, since 1995. Mr. Romo is a director of Cementos Mexicanos, S.A. de C.V.

        ALEJANDRO RODRIGUEZ GRAUE has been a director of Seminis since May 1998. Mr. Rodriguez has been President of Seminis since February 1999. Mr. Rodriguez has been President and Chief Operating Officer of Seminis Vegetable Seeds, Inc., a subsidiary of Seminis, since February 1997. From 1992 to 1997, Mr. Rodriguez was the General Director (Chief Operating Officer) of Agro Industrias Moderna, S.A. de C.V., a subsidiary of Savia.

        OCTAVIO HERNANDEZ has been Vice President and Chief Financial Officer of Seminis since April 1999. Mr. Hernandez served as Director of Business Development of Seminis from October 1997 until the time he took his current position. For more than three years prior to being with Seminis, Mr. Hernandez was Director of Business Development for Savia, focusing on the agro-biotechnology industry.

        DR. MARK STOWERS has been Vice President -- Business Development and Investor Relations since February 1999. From 1996 to 1999 Dr. Stowers was Vice President World Wide Marketing of Seminis Vegetable Seeds. From 1995 to 1996, Dr. Stowers served as Vice President of Operations and Information of Garguilo, Inc., a wholly-owned subsidiary of Monsanto. Dr. Stowers was Business Director/ Business Development Director for Monsanto Company from 1989 to 1995.

        JORDI MAJO has been Vice President - Europe, Middle East and North Africa, Sales of Seminis Vegetable Seeds since October 1998. Mr. Majo served as Vice President and General Manager, Southern Europe, Middle East and North Africa from 1981 to 1998, General Manager of Petosluis Iberica from 1995 to 1996 and General Manager of Petoseed Iberica from 1981 to 1995, all of which were acquired as part of Seminis' merger into Geo. J. Ball, Inc. in October 1995.

        JAMES H. HULBERT has been Vice President - Strategic Planning since 1997. From 1993 to 1996, Mr. Hulbert served as Vice President, Sales for North America and Asia for Seminis and Petoseed, which was acquired as part of Seminis' merger into Geo J. Ball, Inc.


                                    Part II

Item 5. Market Price of the Registrant's Common Equity and Related Stockholder Matters

                       MARKET INFORMATION FOR COMMON STOCK

        Seminis' Class A Common Stock began trading on the NASDAQ National Market System on June 30, 1999 and the initial public offering of Seminis' Class A Common Stock was completed on July 5, 1999. Therefore, market information data for the first three quarters of Seminis' fiscal year do not exist. Seminis shares of Class A Common Stock are traded under the symbol SMNS. The following table sets forth, for the period ended September 30, 1999, the high and low prices as reported by the NASDAQ National Market System:

                       Quarter                                High                  Low
                       -------                                ----                  ---
         June 30, 1999 through September 30, 1999           $15.3125               $7.25

        The closing price quoted on the NASDAQ National Market System on September 30, 1999 was $8.625 per share. As of December 20, 1999, there were 13,750,000 shares of Class A Common Stock outstanding with 21 record owners.

        Seminis also has 46,074,386 shares of its Class B Common Stock outstanding which is held by 18 owners of record. The Class B Common Stock is not traded on an exchange or in an over-the-counter market.

                     RECENT SALES OF UNREGISTERED SECURITIES

        The following provides information as to Seminis' securities sold by the Company within the past 36 months which were not registered under the Securities Act of 1933.

        Between June 1, 1998 and December 31, 1998, Seminis, Inc., an Illinois corporation and predecessor to Seminis ("Seminis Illinois") which was merged into Seminis, granted 267,181 options to purchase shares of its Class A Common Stock at an exercise price of $18.71 per share to certain officers and employees pursuant to the Seminis, Inc. 1998 Stock Option Plan. As of the date of this report none of the granted options have been exercised. The issuance of such shares was effected in reliance on the exemption from registration under Section 4(2) of the Securities Act.

        On July 14, 1998, Seminis Illinois sold 7,386,424 shares of its Class B Common Stock to existing shareholders for an aggregate purchase price of $138.2 million. These shares were issued for investment purposes. The shares in such transaction were sold in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act.

        On July 14, 1998, Savia loaned $35.9 million to Seminis in exchange for a subordinated convertible note. The principal amount of this note was convertible into shares of Class B Common Stock of Seminis Illinois at the option of Savia. Savia converted the note into 1,916,462 shares of Class B Common Stock of Seminis Illinois on February 1, 1999. The issuance of such shares was effected in reliance on the exemption from registration under Section 3(a)(9) of the Securities Act.

        On December 1, 1998, Seminis issued and sold 1,000 shares of its Class C Preferred Stock to Savia for an aggregate purchase price of $10.0 million. These shares were issued for investment purposes. The shares in such transaction were sold in reliance on exemptions from registration provided by Section 4(2) of the Securities Act.

        In February 1999, Seminis issued and sold 100 shares of common stock to Seminis Illinois for an aggregate purchase price of $1 in connection with Seminis Illinois' formation of Seminis for purposes of the reincorporation in Delaware. The shares were issued for investment purposes. The issuance of such shares was effected in reliance on the exemption from registration under Section 4(2) of the Securities Act. In the merger of Seminis Illinois with and into Seminis, these 100 shares of common stock were cancelled.

        In March 1999, Savia made an additional equity investment in Seminis of

$20.0 million in exchange for 2,000 shares of Class C Preferred Stock. The shares were issued for investment purposes. The issuance of such shares was effected in reliance on the exemption from registration under Section 4(2) of the Securities Act.

        In July 1999, Seminis converted $12.3 million of a $20.0 million intercompany advance from Savia into 1,230 shares of Class C Preferred Stock. The remaining $7.7 million was repaid with proceeds from Seminis' initial public offering. Through September 30, 1999 an additional 226.1 shares of Class C Preferred Stock has been issued as dividends.

        On June 18, 1999, Seminis Illinois was reincorporated as a Delaware corporation through the merger of Seminis Illinois with and into Seminis. Pursuant to the terms of the merger, each share of Old Class A Common Stock of Seminis Illinois was automatically converted into one-half share of Class B Common Stock of Seminis and each share of Old Class B mandatorily redeemable Common Stock of Seminis Illinois was automatically converted into one-half share of Class B Common Stock of Seminis. Immediately following the merger, each holder of Class B Common Stock of Seminis received a stock dividend of one share of Class B Common Stock for each share of Class B Common Stock held by such holder. Each share of Old Class A mandatorily redeemable Preferred Stock of Seminis Illinois was automatically converted into one share of Seminis' Class A mandatorily redeemable Preferred Stock. Upon consummation of Seminis' initial public offering, each share of Seminis' issued and outstanding Class A mandatorily redeemable Preferred Stock automatically converted into one share of Seminis' Class B mandatorily redeemable Preferred Stock. Also pursuant to the reincorporation merger, each option to purchase one share of Old Class C Common Stock of Seminis Illinois was automatically converted and changed into an option to purchase one share of Class A Common Stock of Seminis. The issuance of such shares was effected in reliance on the exemption from registration under Section 3(a)(9).


                                    DIVIDENDS

        Seminis has never paid any cash dividends on its common stock. Seminis currently anticipates that it will retain all future earnings for use in its business, and does not anticipate paying any cash dividends in the foreseeable future. In addition, under Seminis' July 1999 credit agreement with Harris Trust and Savings Bank, Bank of Montreal and other lenders, Seminis may only pay dividends to its common stockholders if it is not, or would not be, with the lapse of time or giving of notice, or both, in default under such credit agreement.

Item 6. Selected Consolidated Financial Data

        The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and the consolidated financial statements, including the notes thereto, included herein.

        Income (loss) from continuing operations before extraordinary items available for common stockholders in fiscal 1998 reflects the optional repurchase by Seminis of a portion of its mandatorily redeemable common stock at an amount in excess of the redemption value. Seminis is required to deduct this difference, which totaled $134.3 million, from income (loss) from continuing operations before extraordinary items for purposes of determining income (loss) from continuing operations before extraordinary items available for common stockholders and related per share amounts. The loss from operations in fiscal 1996 includes the write-off of acquired research in process of $36.7 million in connection with the Petoseed acquisition. Gross profit in fiscal 1996 includes the effect of the purchase accounting step-up of the Petoseed and Royal Sluis inventories in excess of historical value of $60.0 million. Gross profit in fiscal 1995 includes the effect of the purchase accounting step-up of the Asgrow inventories in excess of historical value of $11.8 million.

        Historical data for income (loss) from continuing operations before extraordinary items available for common stockholders reflect deductions for dividends on preferred stock, mandatorily redeemable preferred stock, for accretion of the redemption value of mandatorily redeemable common stock and, in fiscal 1998, for the excess of purchase price over redemption value of the mandatory redeemable common stock repurchased.

ACQUISITIONS AND EFFECTS OF PURCHASE ACCOUNTING

        Seminis was formed in 1994 to consolidate various industry-leading vegetable and fruit good brands into one consumer-oriented, agrobiotechnology company. Seminis' core business was created through the acquisition of the Asgrow seed business from the Upjohn Company in December 1994 and the subsequent combination of the Asgrow vegetable and fruit seed business with Petoseed and Royal Sluis businesses in October 1995. In fiscal 1998, Seminis completed several acquisitions, including the acquisition of two South Korean companies, Hungnong Seed Co., Ltd. ("Hungnong") and Choong Ang Seed Co., Ltd. ("Choong Ang"). In November 1998, Seminis completed the acquisition of the vegetable seed business of Agroceres, a Brazilian company. As a result of these transactions, the results of operations and consolidated financial position reflect the effects of purchase accounting, as more fully described above.

                                                                                                           NINE MONTHS
                                                                                                               ENDED
                                                         FISCAL YEAR ENDED SEPTEMBER 30,                   SEPTEMBER 30,
                                           ----------------------------------------------------------      -------------
                                             1999             1998            1997            1996              1995
                                          ---------        ---------        ---------       ---------        ---------
                                                              (in thousands, except per share data)
RESULTS OF OPERATIONS:
Net sales .........................       $ 530,633        $ 428,423        $ 379,544       $ 381,398        $ 101,833
Gross profit ......................         328,284          265,617          229,437         167,267           48,916
Research and development
  expenses ........................          62,421           49,416           41,039          42,300           14,250
Selling, general and
  administrative expenses .........         192,978          158,588          136,438         134,990           34,822
Management fees paid to Savia .....              --            8,465            6,200              --               --
Amortization of intangible assets..          27,896           14,457           12,394          14,785              350
Income (loss) from operations .....          44,989           34,691           33,366         (61,508)            (506)
Income (loss) from continuing
  operations before
  extraordinary items .............           2,387            6,762           11,325         (56,085)          (5,315)
Income (loss) from
  continuing operations
  before extraordinary items
  available for common
  stockholders ....................          (4,097)        (133,367)           2,089         (64,418)          (5,315)
Income (loss) from continuing
  operations before
  extraordinary items
  available for common
  stockholders per common
  share, basic and diluted ........       $   (0.10)       $   (4.23)       $    0.07       $   (2.15)       $   (0.18)
Weighted average shares
  outstanding, basic and
  diluted .........................          43,936           31,536           30,000          30,000           30,000


                                                                    AS OF SEPTEMBER 30,
                                        -------------------------------------------------------------------------
                                           1999            1998            1997            1996            1995
                                        ---------       ---------       ---------       ---------       ---------
                                                                      (in thousands)
BALANCE SHEET DATA:
Working capital (deficit) .......       $ 349,175       $ 272,097       $ 200,792       $ 158,467       $ (22,940)
Total assets ....................         993,362         862,189         519,673         632,463         349,769
Long-term debt ..................         315,424         394,446          80,331         234,356              20
Subordinated debt due Savia .....              --          35,857              --              --              --
Mandatorily redeemable stock
    Common ......................              --          48,416         122,111         114,875              --
    Preferred ...................          25,000          25,000          25,000          25,000              --
Total stockholders' equity ......         470,715         160,421         159,681         112,772         174,241


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and consolidated financial statements, including the notes thereto, appearing elsewhere herein. The following discussion and analysis contains certain "forward-looking statements" which are subject to certain risks, uncertainties and contingencies, including, without limitation, those set forth below, which could cause Seminis' actual business, results of operations or financial condition to differ materially from those expressed in, or implied by, such statements.

                                  RISK FACTORS

Readers should be aware that there are various risks factors including, but not limited to, those set forth below.

- The Company may have the inability to protect its intellectual property due to the uncertainty of litigation and the ineffectiveness of the laws in some of the countries that the Company currently has operations, which could have a material adverse effect on our business.

- A change in United States law protecting plant patents could take away patent protection for our patented seeds, which could have a material adverse effect on our business.

- Savia owns approximately 67.9% of the Company's outstanding common stock and controls 80.2% of the vote of our common stock. Accordingly, Savia controls the Company and has the power to approve all actions requiring the approval of our stockholders, including the power to elect all of our directors. Therefore, Savia effectively controls our management.

- Savia collaterized its recent borrowings with shares of the Company's common stock. If Savia defaults on its obligations, the sale of the foreclosed stock by Savia's lenders could depress the market price of the Class A common stock and could result in a new controlling stockholder.

- The Company's failure to accurately forecast and manage inventory could result in an unexpected shortfall or surplus of seeds, which could have a material adverse effect on our business.

- Extreme weather conditions, disease and pests can materially and adversely affect the quality and quantity of seeds produced. There can be no assurance that these factors will not affect a substantial portion of our production in any year and have a material adverse effect on our business.

- Defective seeds could result in warranty claims and negative publicity and the insurance covering warranty claims may become unavailable or be inadequate which could have a material adverse effect on our business.

                                    OVERVIEW

        In order to achieve its position as the premier vegetable and fruit seed company, Seminis has completed nine acquisitions since its formation in 1994 and has incurred significant expenses related to the development of its infrastructure, including its human resource capability, information systems and brand marketing teams, and its research and development capability. Seminis expenses its investments in research and development and in the creation of its worldwide sales capability. The comparability of Seminis' results of operations from year to year has also been affected by the impact of acquisition accounting under purchase accounting principles, write-offs of in-process research and development projects acquired through acquisitions, interest expense attributable to acquisition financings, exposure to foreign currency fluctuations and charges for management fees paid to Savia.

RESULTS OF OPERATIONS

        The table below sets forth Seminis' results of operations data expressed as a percentage of net sales.

                                                              Fiscal Year Ended
                                                                 September 30,
                                                     ------------------------------------
                                                      1999           1998           1997
                                                     ------         ------         ------
Net sales                                             100.0%         100.0%         100.0%
                                                     ------         ------         ------
Gross profit                                           61.9           62.0           60.5
Research and development expenses                      11.8           11.5           10.8
Selling, general and administrative expenses           36.4           37.0           35.9
Management fees paid to Savia                          --              2.0            1.6
Amortization of intangible assets                       5.3            3.4            3.4
                                                     ------         ------         ------
Income from operations                                  8.4            8.1            8.8
Interest expense, net                                  (7.9)          (6.3)          (2.8)
Other non-operating income (loss), net                  0.3            0.6           (2.0)
                                                     ------         ------         ------
Income from continuing operations before
  income taxes and extraordinary items                  0.8            2.4            4.0
Income tax expense                                     (0.5)          (0.8)          (1.0)
                                                     ------         ------         ------
Income from continuing operations before
  extraordinary items                                   0.3            1.6            3.0
Income from and gain on disposal of
  discontinued operations, net of income tax           --             --             13.4
                                                     ------         ------         ------
Income before extraordinary items                       0.3            1.6           16.4
Extraordinary items, net of income tax                 (1.3)          --             --
                                                     ------         ------         ------
Net income (loss)                                      (1.0)%          1.6%          16.4%
                                                     ======         ======         ======

YEAR ENDED SEPTEMBER 30, 1999 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1998

NET SALES

        Net sales increased 23.9% to $530.6 million for the year ended September 30, 1999 from $428.4 million for the year ended September 30, 1998. Excluding the effect of acquisitions, net sales increased 12.5% or $51.2 million. This increase was primarily due to increased sales in North America, the Middle East and South America. Seminis has also increased sales for each of its three major brands: Petoseed, Asgrow and Royal Sluis. The Petoseed brand has shown the strongest increase due to improved sales in several product classes, especially tomato seeds. Since July 1998, Seminis has made several acquisitions including two South Korean companies, Hungnong Seed Co., Ltd. and Choong Ang Seed Co., Ltd., the vegetable division of Sementes Agroceres S.A. (a Brazilian company) and the distribution rights to LSL Plant Science LLC tomato varieties. These newly acquired businesses have generated sales of $68.2 million and $17.2 million during fiscal 1999 and 1998, respectively.

GROSS PROFIT

        Gross profit increased 23.6% to $328.3 million for the year ended September 30, 1999 from $265.6 million for the year ended September 30, 1998. Gross margin slightly decreased to 61.9% for the year ended September 30, 1999 from 62.0% for the year ended September 30, 1998. During fiscal 1999 gross margin was positively impacted due to an increase in sales of higher margin, long shelf life tomato seeds and a decrease in sales of lower margin varieties to food processors in North America, while gross margin was negatively impacted due to an increase in lower margin European wholesale sales.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses increased 26.3% to $62.4 million for the year ended September 30, 1999 from $49.4 million for the year ended September 30, 1998. This increase was primarily due to $6.0 million of expenses incurred by the newly acquired South Korean subsidiaries and a special $5.0 million charge related to Seminis' research incentive program. This incentive program is a part of Seminis' continuing efforts to attract and retain industry leading breeders and research personnel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses increased 21.7% to $193.0 million for the year ended September 30, 1999 from $158.6 million for the year ended September 30, 1998. Selling expenses increased primarily due to acquisitions, establishment of a worldwide marketing force, the implementation of a multi-brand sales strategy in the Middle East and the addition of new direct sales programs in South America, Eastern Europe and Turkey. General and administrative expenses increased due to acquisitions and increased investment in Seminis' management information systems infrastructure.

MANAGEMENT FEES PAID TO SAVIA

        The management fee paid to Savia was $8.5 million for the year ended September 30, 1998. This fee was discontinued effective October 1, 1998.

AMORTIZATION OF INTANGIBLE ASSETS

        Amortization of intangible assets increased 93.0% to $27.9 million for the year ended September 30, 1999 from $14.5 million for the year ended September 30, 1998. This increase was due to a full year of amortization of goodwill and intangible assets relating to the acquisition of Hungnong, Choong Ang and LSL PlantScience in July 1998 and the acquisition of the vegetable division of Agroceres in November 1998.

INTEREST EXPENSE, NET

        Interest expense, net, increased 54.7% to $41.9 million for the year ended September 30, 1999 from $27.1 million for the year ended September 30, 1998. This increase was primarily due to increased borrowings used to finance acquisitions, to support working capital requirements, and due to higher interest rates under Seminis' previous credit facility.

OTHER NON-OPERATING INCOME, NET

        Seminis had other non-operating income, net, of $1.8 million for the year ended September 30, 1999 as compared to other non-operating income, net, of $2.6 million for the year ended September 30, 1998. Other non-operating income, net, for the year ended September 30, 1999 includes a minority interest provision of $1.4 million offset by a foreign currency gain of $1.0 million and other income of $2.2 million. The minority interest provision is primarily due to net income of Hungnong and the related 25% minority interest and the foreign currency gain is primarily due to a gain on an intercompany loan to Hungnong. Other income is primarily due to gains on fixed asset sales in the United States and South Korea.

INCOME TAX EXPENSE

        Income tax expense decreased 27.4% to $2.5 million for the year ended September 30, 1999 from $3.4 million for the year ended September 30, 1998. Seminis' effective tax rate of 51.1% for the year ended September 30, 1999 increased compared to the effective tax rate of 33.7% for the year ended September 30, 1998. The increase in the effective tax rate was primarily due to increased minority interest provision and goodwill amortization, which are not deductible for tax purposes.

INCOME BEFORE EXTRAORDINARY ITEMS

        Income before extraordinary items was $2.4 million for the year ended September 30, 1999 as compared to income before extraordinary items of $6.8 million for the year ended September 30, 1998. This change was primarily due to increased operating expenses, including a significant increase in the amortization of intangible assets, and interest expense, net.

EXTRAORDINARY ITEMS

        The extraordinary items for the year ended September 30, 1999 are the write-off of unamortized loan fees of $6.8 million, net of income taxes of $4.1 million. The fees were written-off in connection with Seminis' credit facilities that were extinguished during fiscal 1999.

NET INCOME (LOSS)

        Net loss was $4.4 million for the year ended September 30, 1999 as compared to net income of $6.8 million for the year ended September 30, 1998. This change was due to previously described increases in operating expenses and interest expense, net, and extraordinary charges.


YEAR ENDED SEPTEMBER 30, 1998 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1997

NET SALES

        Net sales increased 12.9% to $428.4 million in fiscal 1998 from $379.5 million in fiscal 1997. Of the $48.9 million increase, $17.2 million was due to sales generated by companies acquired during fiscal 1998. The balance of the increase was primarily due to increased Petoseed brand sales in all geographic regions and increased Asgrow brand sales to food processors in North America.

GROSS PROFIT

        Gross profit increased 15.8% to $265.6 million in fiscal 1998 from $229.4 million in fiscal 1997. Gross margin increased to 62.0% in fiscal 1998 from 60.5% in fiscal 1997. The increase in gross profit was primarily due to increased gross profit in Brazil that resulted from the replacement of an independent distributor with Seminis' own direct sales force and lower provisions for seed claims because of improved quality assurance and expanded seedman's errors and omissions insurance coverage worldwide. The increase in gross margin was partially offset by an increase in sales to food processors in North America and wholesalers in Northern Europe, which bear lower margins.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses increased 20.4% to $49.4 million in fiscal 1998 from $41.0 million in fiscal 1997. This increase was due to expansion of breeding programs to support Seminis' brand marketing strategy and increased biotechnology costs including increased expenditures in Seminis' molecular marker program and increased costs associated with third-party technology. The increase was, to a lesser extent, associated with increased costs to support new research stations in Spain and Turkey, as well as newly acquired research stations in South Korea and India.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses increased 16.2% to $158.6 million in fiscal 1998 from $136.4 million in fiscal 1997. This increase was part of our continuing investment in building Seminis' infrastructure, including costs associated with brand marketing, implementation of the SAP/R3(R) management information system, creation of a human resources function and expansion of quality assurance programs. The increase was also, to a lesser extent, due to specific allowances for receivables from Eastern Europe, Jordan and South Korea. The allowance for doubtful accounts increased to 8.4% of gross receivables in 1998 from 6.9% of gross receivables in 1997.

MANAGEMENT FEES PAID TO SAVIA

        The management fee paid to Savia increased 36.5% to $8.5 million in fiscal 1998 from $6.2 million in fiscal 1997. The management fee was discontinued effective October 1, 1998.

AMORTIZATION OF INTANGIBLE ASSETS

        Amortization of intangible assets increased 16.6% to $14.5 million in fiscal 1998 from $12.4 million in fiscal 1997. This increase was due to the amortization of goodwill and other intangibles relating to the July 1998 Hungnong and Choong Ang acquisitions.

INTEREST EXPENSE, NET

        Interest expense, net, increased 157.0% to $27.1 million in fiscal 1998 from $10.5 million in fiscal 1997. This increase was primarily due to higher interest rates and increased borrowings used to fund the repurchase of shares of mandatorily redeemable common stock in January 1998 for $211.8 million, to finance acquisitions and to support working capital requirements.

OTHER NON-OPERATING INCOME (LOSS), NET

         Seminis had other non-operating income, net, of $2.6 million in fiscal 1998 as compared to other non-operating loss, net, of $7.7 million in fiscal 1997. The other non-operating income, net, in fiscal 1998 was primarily due to currency gains on intercompany loans to Seminis' subsidiaries. The other non-operating loss, net, in fiscal

1997 was primarily due to currency losses on intercompany loans to Seminis' subsidiaries.

INCOME TAX EXPENSE

        Seminis' income tax expense decreased 10.5% to $3.4 million in fiscal 1998 from $3.8 million in fiscal 1997 due to lower taxable income. Seminis' effective tax rate was 33.7% in fiscal 1998 compared to 25.3% in fiscal 1997. The increase in the effective tax rate was primarily due to an increase in goodwill amortization which is non-deductible for tax purposes.

INCOME FROM CONTINUING OPERATIONS

        Income from continuing operations decreased to $6.8 million in fiscal 1998 from $11.3 million in fiscal 1997. This decrease was primarily due to an increase in the net interest expense of $16.5 million and an increase in the management fee paid to Savia of $2.3 million.

NET INCOME

        Net income decreased to $6.8 million in fiscal 1998 from $62.2 million in fiscal 1997. This decrease was principally due to the $48.3 million after-tax gain on the sale of the Seminis' agronomics business in January 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

        Seminis has historically relied on commercial bank borrowings to finance its operations and internal infrastructure, on commercial bank borrowings and equity investments by its stockholders to finance its acquisitions and internal investment program and loans from Savia to finance working capital requirements.

        Net cash used in operating activities increased to $47.8 million for fiscal 1999 from $25.7 million for fiscal 1998 mainly to support increased working capital levels and the costs associated with Seminis' increased investment in its operational infrastructure.

        Capital expenditures increased to $53.9 million for fiscal 1999 from $28.5 million for fiscal 1998. The increase was primarily due to increased investment in Seminis' new headquarters and operating facility. Other investing activities also include the $19.7 million acquisition of the vegetable seed division of Agroceres in November 1998 and the $54.8 million acquisition of the remaining 30% minority interest in Hungnong. The Hungnong 30% minority interest purchase was completed in two stages, 5% was acquired in December 1998 and the remaining 25% was acquired in August 1999.

        The Hungnong 30% minority interest acquisition was partially financed by Savia's December 1998 equity investment in Seminis of $10.0 million in exchange for 1,000 shares of Class C Preferred Stock and by proceeds of $35.6 million from the Young Il Chemical Note which was collected in July 1999.

        Seminis entered into a credit agreement in April 1999, which included a $445.0 million term loan and a $30.0 million revolving credit facility. The proceeds of this credit agreement were used to repay the old credit agreement, to repay a $10.0 million bank demand note, to pay loan origination fees and to finance working capital requirements.

        Seminis borrowed $20.0 million from Savia in January 1999 as an intercompany advance. In March 1999, Savia made an additional equity investment of $20.0 million in exchange for 2,000 shares of Class C Preferred Stock. The January 1999 intercompany advance and the March 1999 equity investment were used to finance working capital requirements.

        In July 1999, the Company completed an initial public offering of 13,750,000 shares of Class A Common Stock at an initial offering price of $15.00 per share, raising net proceeds of $191.7 million. The Company also entered into a new credit agreement with Bank of Montreal and Harris Trust and Savings Bank providing for a $350.0 million credit facility. The Company used the net proceeds of the offering and funds available under the new credit facility to repay indebtedness under the April 1999 Credit Agreement and $7.7 million of the $20.0 million intercompany advance from Savia, and to pay loan origination fees of $3.6 million. The remaining $12.3 million of the intercompany advance was converted into 1,200 shares of Class C Preferred Stock.

        Seminis' total indebtedness as of September 30, 1999 was $342.6 million, of which $314.0 million was borrowings under the current credit agreement, $14.2 million was borrowings by the South Korean subsidiaries and $14.4 million was borrowings primarily by other foreign subsidiaries.

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

        Seminis' exposure to foreign currency fluctuations is primarily foreign currency gains or losses that occur from intercompany loans between Seminis and its foreign subsidiaries. The only material hedging contract to which Seminis or any of its subsidiaries is a party to is a contract executed in December 1998 to hedge approximately $31.3 million of a $43.8 million loan taken by SVS Holland B.V., a subsidiary of Seminis, which was denominated in United States dollars. SVS Holland B.V. entered into the hedging contract in order to reduce the exposure to foreign currency fluctuations because SVS Holland's functional currency is the Dutch Guilder.

                            IMPACT OF YEAR 2000 ISSUE

        The Year 2000 issue involves the potential for system and processing failures of date-related information resulting from computer-controlled systems using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using `00' as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, an inability to process transactions, send invoices or engage in similar normal business activities.

        Seminis is currently installing a new corporate-wide management information system which is Year 2000 compliant. Seminis is focusing its effort for Year 2000 compliance on the verification of existing systems. Seminis' business applications, as well as its worldwide telecommunications systems and its office software, are substantially compliant. Seminis' computer hardware, such as servers for business applications, is also currently Year 2000 compliant.

        Seminis has spent approximately $24.2 million to become Year 2000 compliant as of September 30, 1999.

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

        Although the Company believes its Year 2000 plans to be effective, if these plans are not timely completed or if they are not successful, or if a new Year 2000 problem not covered by our contingency plans emerges, our business and operating results may be seriously harmed. A significant disruption of our financial management and controls system or a lengthy interruption in our operations caused by Year 2000 related issues could also result in a material adverse impact on our operating results and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk


                             MARKET RISK DISCLOSURES

        Seminis is exposed to market risk related to changes in interest rates and foreign currency exchange rates. Seminis does not have derivative financial instruments for speculative or trading purposes.

        The fair value of short-term borrowings approximates cost due to the short period of time to maturity. The fair value of long-term debt was estimated based on current interest rates available to Seminis for debt instruments with similar terms, degrees of risk, and remaining maturities. The fair value of the interest-rate swap agreement is obtained from dealer quotes and represents the estimated amount Seminis would receive or pay to terminate the agreement. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Seminis could realize in a current market exchange.

        The fair value of Seminis' borrowing arrangements and other financial instruments is as follows:

                                        At September 30, 1999                      At September 30, 1998
                                     ----------------------------               ----------------------------
                                          Asset (Liability)                          Asset (Liability)
                                     Carrying            Fair                   Carrying             Fair
                                      Amount             Value                   Amount              Value
                                     ---------          ---------               ---------           --------
Interest-rate swap agreement              -                  (95)                    -               (5,950)
Short-term borrowings                (6,591)              (6,591)               (6,819)              (6,819)


Asset (Liability)
Principal amount
by expected
maturity as of 9/30/99
                                                                                                        Total       Fair
                                                                                          There-      Carrying     Value
                         2000         2001         2002         2003         2004         after        Value      9/30/99
                      ---------    ---------    ---------    ---------    ---------     ---------    ---------    ---------
Long-term debt
(including current
maturities)          $ (20,563)   $ (24,406)   $ (37,959)   $ (42,678)   $(208,037)      $(2,344)   $(335,987)   $(335,987)



Asset (Liability)
Principal amount
by expected
maturity as of 9/30/98
                                                                                                      Total       Fair
                                                                                         There-      Carrying      Value
                        1999         2000         2001         2002         2003         after        Value      9/30/98
                     ---------    ---------    ---------    ---------    ---------     ---------    ---------    ---------
Long-term debt
(including current
 maturities)        $ (19,825)   $ (22,824)   $ (19,908)   $ (21,880)   $ (33,074)    $(296,760)   $(414,271)   $(414,271)

Item 8. Financial Statements and Supplementary Data

        The consolidated financial statements and report of independent accountants are filed as part of this report on pages F-1 through F-22.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

        Information regarding executive officers of the Company is located in
Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Other information required by this item is incorporated by reference to Seminis' definitive proxy statement for the

Annual Meeting of Stockholders which will be filed within 120 days of September 30, 1999 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11. Executive Compensation

        The information required by this item is incorporated by reference to Seminis' definitive proxy statement for the Annual Meeting of Stockholders which will be filed within 120 days of September 30, 1999 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference to Seminis' definitive proxy statement for the Annual Meeting of Stockholders which will be filed within 120 days of September 30, 1999 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to Seminis' definitive proxy statement for the Annual Meeting of Stockholders which will be filed within 120 days of September 30, 1999 with the Securities and Exchange Commission pursuant to Regulation 14A.


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)(1) Listing of Consolidated Financial Statements

        Reference is made to the index set forth on Page F-1.

        (a)(2) Listing of Financial Statement Schedules.

        Schedule II - Valuation and Qualifying Accounts on page S-1

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

        (a)(3) Listing of Exhibits - See Index to Exhibits beginning on Page 44 of this report.

        (b) Reports on Form 8-K - Seminis did not file any Form 8-K during the quarter ended September 30, 1999.

        (c) Exhibits - See Index to Exhibits beginning on Page 44 of this report.

        (d) Financial Statement Schedules - The following consolidated financial statement schedule is included herein: Schedule II - Valuation and Qualifying Accounts.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
(a)1           Form of Underwriting Agreement
(c)2           Merger Agreement by and between Seminis, Inc., an Illinois corporation and Seminis, Inc., a Delaware corporation
(c)3.1         Certificate of Incorporation
(c)3.2         Certificate of Designations of Class A Mandatorily Redeemable Preferred
               Stock and Class B Mandatorily Redeemable Preferred Stock of Seminis,
               Inc.
(c)3.3         Certificate of Designations of Class C Redeemable Preferred Stock of
               Seminis, Inc.
(c)3.4         By-Laws
(c)4.1         Form of Class A Common Stock Certificate
(a)4.2         Registration Rights Agreement by and among Seminis, Inc. and certain shareholders of Seminis, dated October 1, 1995
(c)5           Opinion of Milbank, Tweed, Hadley & McCloy LLP
(a)10.1        Seminis, Inc. 1998 Stock Option Plan
(b)10.2        Amended and Restated Seminis, Inc. 1998 Stock Option Plan
(a)10.3        Share Subscription Agreement by and between Seminis, Inc. and Hungnong Seed
               Co., Ltd., dated June 12, 1998
(c)10.4        Form of New Credit Facility among Seminis, Inc, Seminis Vegetable
               Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and
               Savings Bank, individually and as Administrative Agent, Bank of
               Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as lenders, dated as of June
               28, 1999
(c)10.5        Form of Letter Agreement between Savia, S.A. de C.V. and Seminis, Inc.
               dated as of June 21, 1999
(b)21          Subsidiaries of Registrant
27.1           Financial Data Schedule

----------------
(a)      Incorporated by reference to Seminis' Form S-1 filed on February 11,
        1999.

(b) Incorporated by reference to Seminis' Amendment No. 2 to Form S-1 filed on May 27, 1999.

(c) Incorporated by reference to Seminis' Amendment No. 3 to Form S-1 filed on June 21, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SEMINIS, INC.

                                    By:     /s/ Alejandro Rodriguez Graue
                                            ------------------------------------
                                            Name: Alejandro Rodriguez Graue
                                            Title:  President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                     TITLE                        DATE

/s/ Alfonso Romo Garza                  Chairman of the Board           December 28, 1999
-------------------------------
Alfonso Romo Garza

/s/ Francisco Gonzalez Sebastia         Director                        December 28, 1999
-------------------------------
Francisco Gonzalez Sebastia

/s/ Alejandro Rodriguez Graue           Director and President          December 28, 1999
-------------------------------         (Principal Executive Officer)
Alejandro Rodriguez Graue

/s/ Bernardo Jimenez Barrera            Director                        December 28, 1999
------------------------------
Bernardo Jimenez Barrera

/s/ G. Carl Ball                        Director                        December 28, 1999
------------------------------
G. Carl Ball

/s/ George Carl Ball, Jr.               Director                        December 28, 1999
------------------------------
George Carl Ball, Jr.

/s/ Peter Davis                         Director                        December 28, 1999
------------------------------
Peter Davis

/s/ Frank J. Pipp                       Director                        December 28, 1999
------------------------------
Frank J. Pipp

/s/ Dr. Eli Shlifer                     Director                        December 28, 1999
------------------------------
Dr. Eli Shlifer

/s/ Eugenio Najera Solorzano            Director                        December 28, 1999
------------------------------
Eugenio Najera Solorzano



/s/ Christopher J. Steffen              Director                        December 28, 1999
-----------------------------
Christopher J. Steffen

/s/ Octavio Hernandez                   Director                        December 28, 1999
-----------------------------           (Principal Financial Officer
Octavio Hernandez                       and Principal Accounting
                                        Officer)

                                  SEMINIS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
  Report of Independent Accountants                                          F-2

  Consolidated Balance Sheets
      as of September 30, 1999 and 1998                                      F-3

  Consolidated Statements of Operations
      for the Years Ended
      September 30, 1999, 1998 and 1997                                      F-4

  Consolidated Statements of Stockholders'
      Equity for the Years Ended
      September 30, 1999, 1998 and 1997                                      F-5

  Consolidated Statements of Cash Flows
      for the Years Ended
      September 30, 1999, 1998 and 1997                                      F-6

  Notes to Consolidated Financial Statements                                 F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Seminis, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 42 present fairly, in all material respects, the financial position of Seminis, Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 42 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 11, 1999

                                  SEMINIS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                                      AS OF
                                                                                                   SEPTEMBER 30,
                                                                                          -----------------------------
                                                                                             1999                1998
                                                                                          ---------           ---------
ASSETS:
Current assets
      Cash and cash equivalents                                                           $  19,068           $  28,895
      Accounts receivable, less allowance for doubtful accounts of
          $14,838 and $12,451, respectively                                                 171,283             134,701
      Inventories                                                                           301,744             245,319
      Current maturities from Young Il Chemical Company note                                     --               7,000
      Refundable income taxes                                                                 4,144               4,376
      Prepaid expenses and other current assets                                               3,582               5,024
                                                                                          ---------           ---------

           Total current assets                                                             499,821             425,315

Note receivable from Young Il Chemical Company                                                   --              28,612
Property, plant and equipment, net                                                          226,635             189,255
Intangible assets, net                                                                      242,275             191,272
Other assets                                                                                 24,631              27,735
                                                                                          ---------           ---------

                                                                                          $ 993,362           $ 862,189
                                                                                          =========           =========


LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY:
Current liabilities
      Short-term borrowings                                                               $   6,591           $   6,819
      Current maturities of long-term debt                                                   20,563              19,825
      Current maturities of subordinated debt due Savia                                          --               7,000
      Accounts payable                                                                       54,681              41,049
      Accrued liabilities                                                                    68,811              78,525
                                                                                          ---------           ---------

           Total current liabilities                                                        150,646             153,218

Long-term debt                                                                              315,424             394,446
Subordinated debt due Savia                                                                      --              28,857
Deferred income taxes                                                                        30,453              34,850
Minority interest in subsidiaries                                                             1,124              16,981
                                                                                          ---------           ---------

           Total liabilities                                                                497,647             628,352
                                                                                          ---------           ---------

Commitments and contingencies

Mandatorily Redeemable Stock
      Class A Redeemable Preferred Stock, $.01 par value; no shares authorized as of September 30, 1999 and 25 shares authorized as of September 30,
          1998; 25 shares issued and outstanding as of September 30, 1998                        --              25,000
      Class B Redeemable Preferred Stock, $.01 par value; 25 shares authorized as of September 30, 1999 and no shares authorized as of
          September 30, 1998; 25 shares issued and outstanding as of
          September 30, 1999                                                                 25,000                  --
      Old Class B Redeemable Common Stock, $.01 par value; no shares authorized as of September 30, 1999 and 6,772 shares authorized as of
          September 30, 1998; 6,772 shares issued and outstanding as
          of September 30, 1998                                                                  --              48,416
                                                                                          ---------           ---------

           Total mandatorily redeemable stock                                                25,000              73,416
                                                                                          ---------           ---------

Stockholders' Equity
      Class C Preferred Stock, $.01 par value; 6 shares authorized as of
          September 30, 1999 and no shares authorized as of September 30, 1998;
          4 shares issued and outstanding as of September 30, 1999                                1                  --
      Class A Common Stock, $.01 par value; 91,000 shares authorized as
          September 30, 1999 and September 30, 1998; 13,750 shares issued and outstanding as of September 30, 1999 and none issued and outstanding
          as of September 30, 1998                                                              138                  --
      Class B Common Stock, $.01 par value; 60,229 shares authorized as of September 30, 1999 and September 30, 1998; 46,074 shares issued and outstanding as of September 30, 1999 and 37,386 shares issued and
          outstanding as of September 30, 1998                                                  461                 374

      Additional paid-in capital                                                            640,357             317,826
      Accumulated deficit                                                                  (155,299)           (144,439)
      Accumulated other comprehensive loss                                                  (14,943)            (13,340)
                                                                                          ---------           ---------

           Total stockholders' equity                                                       470,715             160,421
                                                                                          ---------           ---------

                                                                                          $ 993,362           $ 862,189
                                                                                          =========           =========


   The accompanying notes are an integral part of these consolidated financial statements.

                                  SEMINIS, INC.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                                                              FOR THE YEARS ENDED
                                                                                                  SEPTEMBER 30,
                                                                               -------------------------------------------------
                                                                                  1999                1998                1997
                                                                               ---------           ---------           ---------
Net sales                                                                      $ 530,633           $ 428,423           $ 379,544
Cost of goods sold                                                               202,349             162,806             150,107
                                                                               ---------           ---------           ---------

            Gross profit                                                         328,284             265,617             229,437
                                                                               ---------           ---------           ---------

Operating expenses
       Research and development expenses                                          62,421              49,416              41,039
       Selling, general and administrative expenses                              192,978             158,588             136,438
       Management fees paid to Savia                                                  --               8,465               6,200
       Amortization of intangible assets                                          27,896              14,457              12,394
                                                                               ---------           ---------           ---------

            Total operating expenses                                             283,295             230,926             196,071
                                                                               ---------           ---------           ---------

Income from operations                                                            44,989              34,691              33,366
                                                                               ---------           ---------           ---------

Other income (expense)
       Interest income                                                             4,541               1,952               1,177
       Interest expense                                                          (46,444)            (29,034)            (11,714)
       Foreign currency gain (loss)                                                  985               3,205              (8,656)
       Minority interest                                                          (1,428)               (219)                 (9)
       Other, net                                                                  2,240                (397)              1,000
                                                                               ---------           ---------           ---------

                                                                                 (40,106)            (24,493)            (18,202)
                                                                               ---------           ---------           ---------

Income from continuing operations before income taxes
  and extraordinary items                                                          4,883              10,198              15,164
Income tax expense                                                                (2,496)             (3,436)             (3,839)
                                                                               ---------           ---------           ---------

Income from continuing operations before extraordinary items                       2,387               6,762              11,325
                                                                               ---------           ---------           ---------

Discontinued operations
  Income from operations (net of income tax of $1,558)                                --                  --               2,542
  Gain on disposal (net of income tax of $29,602)                                     --                  --              48,298
                                                                               ---------           ---------           ---------

                                                                                      --                  --              50,840
                                                                               ---------           ---------           ---------

Income before extraordinary items                                                  2,387               6,762              62,165

Extraordinary items, (net of income tax of $4,145)                                (6,763)                 --                  --
                                                                               ---------           ---------           ---------

Net income (loss)                                                                 (4,376)              6,762              62,165

Preferred stock dividends                                                         (4,261)             (2,000)             (2,000)
Accretion of Old Class B Redeemable Common Stock                                  (2,223)             (3,840)             (7,236)
Excess of repurchase price over redemption value for
  repurchase of Old Class B Redeemable Common Stock                                   --            (134,289)                 --
                                                                               ---------           ---------           ---------

Net income (loss) available for common stockholders                            $ (10,860)          $(133,367)          $  52,929
                                                                               =========           =========           =========


Income (loss) available for common stockholders per
  common share, basic and diluted
       Income (loss) from continuing operations before extraordinary items     $   (0.10)          $   (4.23)          $    0.07
       Discontinued operations, net of income tax                                     --                  --                1.69
                                                                               ---------           ---------           ---------
       Income (loss) before extraordinary items                                    (0.10)              (4.23)               1.76
       Extraordinary items, net of income tax                                      (0.15)                 --                  --
                                                                               ---------           ---------           ---------
       Net income (loss) available for common stockholders                     $   (0.25)          $   (4.23)          $    1.76
                                                                               =========           =========           =========


        The accompanying notes are an integral part of these consolidated financial statements.

                                  SEMINIS, INC.
                 Consolidated Statements of Stockholders' Equity
                      (In thousands, except per share data)

                                     CLASS C         CLASS A         CLASS B                                ACCUMULATED    TOTAL
                                 PREFERRED STOCK   COMMON STOCK    COMMON STOCK   ADDITIONAL                   OTHER       STOCK
                                 ---------------  --------------  --------------   PAID-IN    ACCUMULATED  COMPREHENSIVE  HOLDERS'
                                 NUMBER   AMOUNT  NUMBER  AMOUNT  NUMBER  AMOUNT   CAPITAL      DEFICIT         LOSS       EQUITY
                                 ------   ------  ------  ------  ------  ------   -------    -----------  -------------  ---------
  BALANCE, SEPTEMBER 30, 1996        --   $   --      --  $   --  30,000  $    1  $ 179,999   $ (64,001)   $  (3,227)     $ 112,772
                                                                                                                          ---------
Comprehensive income
     Net income                      --       --      --      --      --      --         --      62,165           --         62,165
     Translation adjustment          --       --      --      --      --      --         --          --       (6,020)        (6,020)
                                                                                                                          ---------
                                                                                                                             56,145
Dividends on Redeemable
   Preferred Stock                   --       --      --      --      --      --         --      (2,000)          --         (2,000)

Accretion of Old Class B
   Redeemable Common Stock           --       --      --      --      --      --         --      (7,236)          --         (7,236)
                                 ------   ------  ------  ------  ------  ------   --------   ---------    ---------      ---------
   BALANCE, SEPTEMBER 30, 1997       --       --      --      --  30,000       1    179,999     (11,072)      (9,247)       159,681
                                                                                                                          ---------
Comprehensive income
     Net income                      --       --      --      --      --      --         --       6,762           --          6,762
     Translation adjustment          --       --      --      --      --      --         --          --       (4,093)        (4,093)
                                                                                                                          ---------
                                                                                                                              2,669
Dividends on Redeemable
   Preferred Stock                   --       --      --      --      --      --         --      (2,000)          --         (2,000)

Accretion of Old Class B
   Redeemable Common Stock           --       --      --      --      --      --         --      (3,840)          --         (3,840)

Excess of repurchase price
   over redemption value for
   repurchase of Old Class B
   Redeemable Common Stock           --       --      --      --      --      --         --    (134,289)          --       (134,289)

Increase in par value
   following stock split             --       --      --      --      --     299       (299)         --           --             --

Issuance of Class B Common
   Stock                             --       --      --      --   7,386      74    138,126          --           --        138,200
                                 ------   ------  ------  ------  ------  ------   --------   ---------    ---------      ---------
   BALANCE, SEPTEMBER 30, 1998       --       --      --      --  37,386     374    317,826    (144,439)     (13,340)       160,421
                                                                                                                          ---------
Comprehensive loss
     Net loss                        --       --      --      --      --      --         --      (4,376)          --         (4,376)
     Translation adjustment          --       --      --      --      --      --         --          --       (1,603)        (1,603)
                                                                                                                          ---------
                                                                                                                             (5,979)
Dividends on Redeemable
   Preferred Stock                   --       --      --      --      --      --         --      (2,000)          --         (2,000)

Accretion of Old Class B
   Redeemable
   Common Stock                      --       --      --      --      --      --         --      (2,223)          --         (2,223)

Issuance of Class C
   Preferred Stock                    4        1      --      --      --      --     42,299          --           --         42,300

Dividends on Class C
   Preferred Stock                   --       --      --      --      --      --      2,261      (2,261)          --             --

Conversion of subordinated
   debt due Savia                    --       --      --      --   1,916      19     35,838         --            --         35,857

Conversion of Old Class B
     Redeemable Common Stock         --       --      --      --   6,772      68     50,571          --           --         50,639

Issuance of Class A
     Common Stock                    --       --  13,750     138      --      --    191,562          --           --        191,700
                                 ------   ------  ------  ------  ------  ------   --------   ---------    ---------      ---------
   BALANCE, SEPTEMBER 30, 1999        4   $    1  13,750  $  138  46,074  $  461   $640,357   $(155,299)   $ (14,943)     $ 470,715
                                 ======   ======  ======  ======  ======  ======   ========   =========    =========      =========

      The accompanying notes are an integral part of these consolidated financial statements.

                                  SEMINIS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)

                                                                                   For the Years Ended
                                                                                      September 30,
                                                                      -------------------------------------------
                                                                         1999             1998             1997
                                                                      ---------        ---------        ---------
Cash flows from operating activities:
       Net income (loss)                                              $  (4,376)       $   6,762        $  62,165
       Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
            Depreciation and amortization                                46,923           31,341           26,746
            Deferred income tax expense (benefit)                        (5,500)            (108)           5,521
            Net income from Agronomics Segment                               --               --          (50,840)
            Unrealized foreign currency loss                                 --               --            8,653
            Provision for minority interest in subsidiaries               1,428              219                9
            Loss from extraordinary items, net of income tax              6,763               --               --
            Other                                                            72            2,195           (1,571)
            Changes in assets and liabilities
                   Accounts receivable                                  (41,303)             125          (11,907)
                   Inventories                                          (60,095)         (57,347)         (27,192)
                   Prepaid expenses and other assets                      1,004           (1,591)          (4,971)
                   Current income taxes                                   3,627            3,457           (4,528)
                   Accounts payable                                      14,346          (10,975)          11,746
                   Other liabilities                                    (10,662)             204          (16,794)
                                                                      ---------        ---------        ---------
            Net cash used in operating activities                       (47,773)         (25,718)          (2,963)
                                                                      ---------        ---------        ---------
Cash flows from investing activities:
       Purchases of fixed and intangible assets                         (71,125)         (61,123)         (19,260)
       Proceeds from disposition of assets                                4,520              869            3,773
       Discontinued operations, Agronomics Segment                           --               --          196,475
       Acquisition of minority interests in subsidiaries                     --               --           (7,669)
       Hungnong acquisition, net of cash acquired                       (54,772)         (33,933)              --
       Young Il Chemical Company Note                                    35,612          (35,612)              --
       Choong Ang acquisition, net of cash acquired                          --          (19,388)              --
       Pre-acquisition advances to acquired companies                        --          (34,975)              --
       Agroceres acquisition, net of cash acquired                      (19,695)              --               --
       Other                                                             (1,779)            (136)          (6,425)
                                                                      ---------        ---------        ---------
            Net cash provided by (used in) investing activities        (107,239)        (184,298)         166,894
                                                                      ---------        ---------        ---------
Cash flows from financing activities:
       Proceeds from long-term debt issuances                           837,305          402,172          165,471
       Repayments of long-term debt                                    (923,006)        (109,905)        (333,319)
       Repurchase of Old Class B Redeemable Common Stock                     --         (211,824)              --
       Net short-term borrowings (repayments)                                56          (44,048)             653
       Subordinated debt due Savia                                           --           35,857               --
       Dividends paid                                                    (2,000)          (2,000)          (2,000)
       Issuance of Class A Common Stock                                 191,700               --               --
       Issuance of Class B Common Stock                                      --          138,200               --
       Issuance of Class C Preferred Stock                               42,300               --               --
       Other                                                               (319)              --               --
                                                                      ---------        ---------        ---------
            Net cash provided by (used in) financing activities         146,036          208,452         (169,195)
                                                                      ---------        ---------        ---------
Effect of exchange rate changes on cash and cash equivalents               (851)             188           (3,382)
                                                                      ---------        ---------        ---------
Decrease in cash and cash equivalents                                    (9,827)          (1,376)          (8,646)

Cash and cash equivalents, beginning of period                           28,895           30,271           38,917
                                                                      ---------        ---------        ---------
Cash and cash equivalents, end of period                              $  19,068        $  28,895        $  30,271
                                                                      =========        =========        =========



The accompanying notes are an integral part of these consolidated financial statements.

                                 SEMINIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Seminis, Inc. (the "Company") is the largest developer, producer and marketer of vegetable and fruit seeds in the world. The Company is a majority-owned subsidiary of Savia, S.A. de C.V. ("Savia") and effectively began operations when it purchased Asgrow Seed Company ("Asgrow") in December 1994.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its majority controlled and owned subsidiaries. Investments in unconsolidated entities, representing ownership interests between 20% and 50%, are accounted for using the equity method of accounting. All material intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior years' financial statements to conform to fiscal year 1999 presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal year, including estimates and assumptions related to customer discounts and allowances. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Product sales are recognized upon shipment of goods and are reduced by provisions for discounts and allowances based on the Company's historical and anticipated experience.

CASH AND CASH EQUIVALENTS

     The Company classifies as cash equivalents all highly liquid investments purchased with an original maturity of three months or less. The Company invests its excess cash in deposits with major international banks, in government securities and in money market accounts with financial institutions. Such investments are considered cash equivalents for purposes of reporting cash flows and bear minimal risk.

ACCOUNTS RECEIVABLE

     Accounts receivable are valued net of reserves for bad debts, discounts and allowances. Calculations of reserves are based on historical experience and anticipated market conditions and are adjusted as management determines necessary. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company's diversified customer base limits the amount of credit exposure to any one customer.

     No customer accounts for more than 10% of accounts receivable or sales.

INVENTORIES

     Inventories are stated at the lower of cost or estimated net realizable value. Costs for substantially all inventories are determined using the first-in, first-out ("FIFO") method and include the cost of materials, direct labor and the applicable share of overhead costs. Unharvested crop-growing costs are included as part of inventory and represent costs incurred to plant and maintain seed crops which will be harvested during the subsequent fiscal year. Inventories are periodically reviewed and reserves established for deteriorated, excess and obsolete items.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Provisions for depreciation have been made using the straight-line and accelerated methods for financial reporting purposes and accelerated methods for tax purposes. Estimated useful lives generally range from 5 to 40 years for buildings and improvements and from 3 to 20 years for machinery and equipment.

INTANGIBLE ASSETS

     Intangible assets consist primarily of the excess of purchase price over the fair market value of net assets acquired in purchase acquisitions, and the costs of acquired germplasm patents and trademarks. Goodwill is amortized over 15 years on a straight-line basis. The costs of acquired germplasm, patents and trademarks are being amortized over 10 to 20 years on an accelerated basis. Other intangibles are amortized over three to five years and 10 years, respectively, on straight-line basis.

CAPITALIZED SOFTWARE COSTS

     Costs of computer software developed and obtained for internal use are capitalized and amortized over respective license periods or expected useful lives, which range from three to five years. Capitalized computer software costs include external direct costs for licenses and services, and payroll and payroll-related costs for employees who are directly associated with developing or installing such software.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company continually monitors its long-lived assets to determine whether any impairment of these assets has occurred. In making such determination, the Company evaluates the performance of the underlying businesses, products and product lines. The Company recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No material impairments have been experienced.

SEEDMEN'S ERRORS AND OMISSIONS

     The Company maintains third party seedmen's errors and omissions insurance covering claims by growers for losses incurred as a result of seed quality or errors arising in fulfilling customer orders. Such policies are subject to annual renewal and revision and have coverage limits, deductibles and other terms. Provisions are made for anticipated losses in excess of coverage amounts provided by insurance based on historical experience and expected resolution. The Company performs ongoing evaluations of such claims and adjusts reserves as necessary to reflect expected settlements.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development costs are charged to operations as incurred. Costs attributable to in-process research and development activities acquired in a purchase transaction are written-off at the date of acquisition.

INCOME TAXES

     Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in the asset and liability for deferred taxes.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

     The financial statements of the Company's foreign subsidiaries are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average quarterly rates of exchange prevailing during the fiscal year. The resultant translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

     Subsidiaries operating in highly inflationary economies or primarily using the United States dollar as their functional currency include gains and losses from foreign currency transactions and balance sheet translation adjustments in the consolidated statements of operations.

     The fiscal year 1997 foreign currency loss of $8,656 included in the consolidated statements of operations was primarily due to the effect of exchange rate fluctuations on the relative values of certain intercompany loans among the Company's various operating subsidiaries.

FINANCIAL INSTRUMENTS

     The Company uses interest rate swap and collar agreements to manage interest costs and risks associated with changing interest rates. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. Counterparties to the interest rate swap and collar agreements are major financial institutions. Credit loss from counterparty non-performance is not anticipated.

     The Company's other financial instruments consist primarily of cash, accounts receivable, notes receivable, accounts payable, accrued liabilities, debt and mandatorily redeemable securities. These balances are carried in the consolidated financial statements at amounts that approximate fair market value unless separately disclosed in the Notes to Consolidated Financial Statements.

COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income consists of its reported net income or loss and the change in the foreign currency translation adjustment during a period.

BENEFIT PLANS

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revise employer's disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements but does not change the measurement or recognition of these plans.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair market value of the Company's stock and the amount an employee must pay to acquire the stock.

STOCK SPLIT

     In May 1998, the Company's board of directors approved a 500-for-1 stock split for all common shares. All common share information set forth in the consolidated financial statements and notes thereto has been restated to reflect the stock split.

SUPPLEMENTARY CASH FLOW INFORMATION

                                                            FOR THE YEARS ENDED
                                                                SEPTEMBER 30,
                                                ---------------------------------------
                                                   1999         1998             1997
                                                -------        -------          -------
        Cash paid for interest                  $53,081        $21,590         $15,175
        Cash paid for income  taxes               4,369             87           2,847

               Supplemental non-cash transactions
                 Issuance of preferred stock in
                   payment of Class C Preferred Stock
                   dividends                                          2,261            --             --

INCOME (LOSS) PER COMMON SHARE

     Income (loss) per common share has been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic income (loss) per common share is computed by dividing income (loss) available to common stockholders by the average number of common shares outstanding during each period. Income (loss) available to common stockholders represents reported net income less preferred dividends, accretion of redemption value for redeemable common stock, and the excess of the repurchase price paid over the redemption value of redeemable common stock. Diluted income (loss) per common share reflects the potential dilution that could occur if dilutive securities and other contracts were exercised or converted into common stock or resulted in the issuance of common stock. The following table provides a reconciliation of income from continuing operations before extraordinary items and sets forth the computation for basic and diluted income (loss) per share from continuing operations before extraordinary items:

                                                                               FOR THE YEARS ENDED
                                                                                   SEPTEMBER 30,
                                                              ---------------------------------------------------
                                                                 1999                 1998                  1997
                                                              --------             ---------             --------
NUMERATOR FOR BASIC AND DILUTED:
Income from continuing operations
  before extraordinary items                                  $  2,387             $   6,762             $ 11,325
Preferred stock dividends                                       (4,261)               (2,000)              (2,000)
Accretion of Old Class B Redeemable Common
  Stock                                                         (2,223)               (3,840)              (7,236)
Excess of repurchase price over redemption
  value for repurchase of Old Class B
  Redeemable Common Stock                                           --              (134,289)                  --
                                                              --------             ---------             --------
    Income (loss) from continuing
      operations  before extraordinary items
      available to common stockholders                        $ (4,097)            $(133,367)            $  2,089
                                                              ========             =========             ========

DENOMINATOR--SHARES:
Weighted average common shares outstanding
  (basic)                                                       43,936                31,536               30,000
Add potential common shares:
  Old Class B Redeemable Common Stock                            4,909                 9,602               18,091
Less antidilutive effect of potential
  common shares                                                 (4,909)               (9,602)             (18,091)
                                                              --------             ---------             --------

    Weighted average common shares
      outstanding (diluted)                                     43,936                31,536               30,000
                                                              ========             =========             ========
INCOME (LOSS) PER COMMON SHARE FROM
  CONTINUING OPERATIONS BEFORE EXTRAORDINARY
  ITEMS:
  Basic and diluted                                           $  (0.10)            $   (4.23)            $   0.07
                                                              ========             =========             ========


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Adoption of SFAS No. 133, as amended by SFAS No. 137 in June 1999, is required for the fiscal year beginning October 1, 2000. Management believes the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial position or results of operations.

NOTE 2--MERGERS AND ACQUISITIONS

HUNGNONG SEED CO., LTD

     In July 1998, the Company acquired newly and previously issued common stock of Hungnong Seed Co., Ltd. ("Hungnong"), a South Korean vegetable seed company, representing a 70% ownership interest, for $120,620. The acquisition was funded by capital contributions by the Company's stockholders (Note 8) and borrowings under the Company's long-term debt facility (Note 7). The results of Hungnong's operations have been consolidated with those of the Company since the date of acquisition. The gross acquisition cost of $120,620 includes $86,687 of acquired cash.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair market values. The fair market value of assets acquired and liabilities assumed was $196,176 and $144,513 respectively. The balance of the purchase price, $68,957, was recorded as excess of cost over net assets acquired (goodwill) and is being amortized over 15 years on a straight-line basis.

    In connection with the purchase of its 70% interest in Hungnong, Seminis loaned $35,612 to Young Il Chemical Company which is owned by minority stockholders of Hungnong. In July 1999, the Young Il Chemical Company repaid the entire outstanding balance of its loan due to Seminis.

     The Hungnong minority shareholders had the option to put their 30% interest in Hungnong to the Company at a price of 2 billion South Korean won for each 1% of outstanding shares plus accrued interest which accrued at 10% per annum from July 15, 1998. In fiscal year 1999, the Hungnong minority shareholders exercised their put option for the remaining 30% of the outstanding shares of Hungnong. As a result, the Company paid $54,772 to increase its ownership in Hungnong from 70% to 100%. The Company also recorded additional goodwill of $34,359 in connection with the 30% put option purchase.

     The Hungnong 30% put option purchase was partially funded by Savia's December 1998 equity investment in Seminis of $10,000 in exchange for 1.0 shares of Class C Preferred Stock (Note 8) and by proceeds of $35,612 from the Young Il Chemical Note which was collected in July 1999.

CHOONG ANG SEED COMPANY

     In July 1998, the Company acquired all of the outstanding shares of Choong Ang Seed Company ("Choong Ang"), a South Korean vegetable seed company, for $20,500. The acquisition was funded by capital contributions by the Company's stockholders (Note 8) and borrowings under long-term debt facilities (Note 7). The results of Choong Ang's operations have been consolidated with those of the Company since the date of acquisition. The gross acquisition cost of $20,500 includes $1,112 of acquired cash.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair market values. The fair market value of assets acquired and liabilities assumed was $35,272 and $21,589, respectively. The balance of the purchase price, $6,817, was recorded as excess of cost over net assets acquired (goodwill) and is being amortized over 15 years on a straight-line basis.

UNAUDITED PRO FORMA RESULTS

     Unaudited pro forma consolidated results of operations are presented in the table below for each of the two years in the period ended September 30, 1999. The pro forma results reflect the Hungnong and Choong Ang fiscal 1998 acquisitions, as well as the fiscal 1999 Hungnong put option purchase, as if they had occurred at the beginning of each respective fiscal year:

                                                                                   1999            1998
                                                                                 ---------       -------
        Total revenues                                                           $530,633        $466,054
        Income from continuing operations before extraordinary items                  288           7,016
        Loss from continuing operations before
           extraordinary items available for common stockholders                   (6,446)       (148,145)
        Loss from continuing operations before extraordinary
          items available for common stockholders per common share
          Basic and diluted                                                      $  (0.15)       $  (4.24)
        Weighted average common shares outstanding
          Basic and diluted                                                        43,936          34,912

     In management's opinion, the unaudited pro forma consolidated results of operations may not necessarily be indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal year 1999 or 1998 or of future operations of the combined companies under the ownership and management of the Company.

AGROCERES

     On November 10, 1998 the Company purchased the assets of the vegetable division of Sementes Agroceres, S.A. ("Agroceres"), a Brazilian company, for $19,695. Agroceres produces and distributes vegetable seeds throughout Brazil. The acquisition was financed through borrowings on the Company's revolving line of credit. Pro forma results of operations have not been presented for the acquisition because the effect of the acquisition was not material to the Company. The results of operations of Agroceres are included in the Company's consolidated statements of operations from the date of the acquisition and were not material to the Company.

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

NOTE 3--INVENTORIES

     Inventories consist of the following at September 30, 1999 and 1998:

                                                  1999           1998
                                                --------       --------
       Seed                                     $257,774       $209,928
       Unharvested crop growing costs             28,504         20,405
       Supplies                                   15,466         14,986
                                                --------       --------
                                                $301,744       $245,319
                                                ========       ========

                                      F-12

NOTE 4--PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at September 30, 1999 and 1998:

                                                       1999              1998
                                                     ---------        ---------
Land                                                 $  70,394        $  65,156
Buildings and improvements                             108,936           91,502
Machinery and equipment                                 69,604           59,592
Construction in progress                                24,913            5,532
                                                     ---------        ---------
                                                       273,847          221,782
Less: accumulated depreciation .                       (47,212)         (32,527)
                                                     ---------        ---------
                                                     $ 226,635        $ 189,255
                                                     =========        =========


NOTE 5--INTANGIBLE ASSETS

     Intangible assets at September 30, 1999 and 1998 consist of the following and are net of accumulated amortization for the respective fiscal years as parenthetically noted:

                                                              1999        1998
                                                            --------    --------
Goodwill (net of $11,105 and $3,521)                        $128,217    $ 85,066
Software costs (net of $3,378 and $492)                       18,900      12,681
Trademarks (net of $5,124 and $4,038)                          9,776      10,862
Germplasm (net of $46,084 and $32,388)                        57,496      59,999
Other intangible assets (net of $3,505 and $2,260)            27,886      22,664
                                                            --------    --------
                                                            $242,275    $191,272
                                                            ========    ========

NOTE 6--ACCRUED LIABILITIES

     Accrued liabilities consist of the following at September 30, 1999 and 1998:

                                                              1999          1998
                                                           -------       -------
Employee salaries and related benefits                     $36,836       $35,082
Seedmen's errors and omissions                               3,614         7,346
Interest                                                     1,326         7,963
Other                                                       27,035        28,134
                                                           -------       -------
                                                           $68,811       $78,525
                                                           =======       =======


NOTE 7--LONG-TERM DEBT

     Long-term debt consists of the following at September 30, 1999 and 1998:

                                                         1999            1998
                                                      ---------       ---------
Syndicated credit agreement borrowings                $ 314,028       $ 384,525
South Korean bank borrowings due in
  annual installments through 2007                        4,501          18,339
Other borrowings                                         17,458          11,407
                                                      ---------       ---------
                                                        335,987         414,271
Less current portion                                    (20,563)        (19,825)
                                                      ---------       ---------
                                                      $ 315,424       $ 394,446
                                                      =========       =========

     Other borrowings consist of various domestic and foreign, government and non-government loans of less than $2,000 each, bearing interest annually at rates ranging from 0% to 13% through 2007.

     In July 1999, the Company entered into a new credit agreement with Bank of Montreal and Harris Trust and Savings Bank providing for a $350,000 credit facility. The Company used a portion of the net proceeds of its initial public offering (Note 8) and funds available under the new credit facility to pay loan origination fees and repay indebtedness under its credit agreement dated April 30, 1999.

     The Company's new $350,000 credit facility consists of a term loan in the amount of $200,000 and a revolving line of credit in the amount of $150,000. The term loan requires semi-annual payments, with the remaining balance due on June 30, 2004. The revolving line of credit will mature on June 30, 2004. The new credit agreement bears interest in accordance with a grid pricing formula based on the achievement of a specific debt ratio, with such interest ranging from the prime rate plus 0.5% or, at the option of the Company, ranging from LIBOR plus 1.25% to LIBOR plus 2.0%. The effective rate at September 30, 1999 was 8.1%. The Company will also pay commitment fees quarterly on the unused amount of the revolver.

     The new credit agreement contains a number of financial covenants, including net worth and indebtedness tests, and limitations on its ability to make acquisitions, transfer or sell assets, create liens, pay dividends, enter into transactions with its affiliates or enter into a merger, consolidation or sale of substantially all of its assets. The agreement is secured by the intellectual property of Seminis and 100% of the shares of Seminis Vegetable Seeds, Inc., a wholly owned subsidiary of Seminis, Inc., and shares of some other international subsidiaries. The new credit agreement provides for events of default typical of facilities of its type, as well as an event of default if Pulsar Internacional, S.A. de C.V., together with its affiliates, which includes Savia, fails to hold a majority of the board of directors or direct management of the Company or control at least 51% of the voting rights of the Company. At September 30, 1999, the Company was compliant with all debt covenants under the new credit agreement.

     Upon extinguishment of the April 1999 credit agreement, the unamortized loan fees of $4,500 relating to the agreement were charged to results of operations as an extraordinary item of $2,790, net of tax.

     At September 30, 1998, the Company's credit facility consisted of a $75,000 revolving line of credit and $300,000 in term loans. The Company used borrowings under its April 1999 credit agreement to repay borrowings outstanding under the old agreement existing at September 30, 1998. Upon extinguishment of the old agreement, unamortized loan fees of $6,408, relating to the old agreement were charged to operations as an extraordinary item of $3,973, net of tax.

     In fiscal year 1999, loan origination fees of $3,611 were capitalized in connection with the July 1999 credit agreement and are being amortized to interest expense over the life of the agreement. Interest expense includes amortization of loan origination fees of $1,560 in fiscal year 1999, $891 in fiscal year 1998 and $514 in fiscal year 1997.

     The Company uses interest rate hedge agreements to effectively convert variable rate credit agreement debt to a fixed basis. The fair values of hedge agreements are not recognized in the financial statements. The Company had outstanding interest hedge agreements with notional amounts of $80,000 and $226,000 at September 30, 1999 and 1998, respectively, and an unrecognized loss of approximately $95 and $5,950 for fiscal year 1999 and fiscal year 1998, respectively.

     For the fiscal year ended September 30, 1999, the Company incurred interest at a weighted-average rate of 9.4% per annum.

     As of September 30, 1999, long-term debt maturities are as follows:

                                    YEAR ENDING
                                   SEPTEMBER 30
                                   -------------
                                        2000         $20,563
                                        2001          24,406
                                        2002          37,959
                                        2003          42,678
                                        2004         208,037
                                     Thereafter        2,344
                                                    --------
                                                    $335,987
                                                    ========

NOTE 8--CAPITAL STOCK AND MANDATORILY REDEEMABLE EQUITY SECURITIES

RECAPITALIZATION

     In January 1999, the Board of Directors of Seminis, Inc., an Illinois corporation, authorized the reincorporation of the Company in Delaware. In conjunction with the reincorporation the holders of certain securities agreed to a plan for the recapitalization of the Company (the "Recapitalization") to occur concurrently. The Recapitalization was effective June 18, 1999 and provided for the exchange of shares of the Illinois corporation for shares of the Delaware corporation as follows: (i) all preferred stock was exchanged for like preferred stock; (ii) all 6,772 shares of Class B Redeemable Common Stock ("Old Class B Redeemable Common Stock") were converted into one-half the number of such shares of Class B Common Stock; (iii) all Class A Common Stock was exchanged for one-half the number of such shares of Class B Common Stock; and (iv) all options to purchase Class C Common Stock were exchanged for options to purchase Class A Common Stock. Immediately following the Recapitalization, the Company paid a 1-for-1 stock dividend to all holders of Class B Common Stock.

INITIAL PUBLIC OFFERING

     In July 1999, the Company completed an initial public offering of 13,750 shares of Class A Common Stock at an initial offering price of $15.00 per share, raising net proceeds of $191,700. The Company used the net proceeds of the offering and funds available under the new July 1999 credit facility (Note 7) to pay loan origination fees, repay indebtedness under the April 1999 credit agreement and $7,700 of a $20,000 intercompany advance from Savia (Note 14). The remaining $12,300 of the intercompany advance was converted into 1.2 shares of Class C Preferred Stock.

CLASS A AND B REDEEMABLE PREFERRED STOCK

     On October 1, 1995, the Company acquired Petoseed Co., Inc. ("Petoseed") through a tax-free merger (the "Merger") with George J. Ball, Inc. ("Ball"). As part of the transaction, Seminis issued 25 shares of Class A Redeemable Preferred Stock to the stockholders of Ball. Upon the completion of the Company's initial public offering in July 1999, each share of Class A Redeemable Preferred Stock automatically converted into one share of Class B Redeemable Preferred Stock.

     The Class B Redeemable Preferred Stock has no voting rights. The Company pays quarterly dividends on all issued shares of Class B Redeemable Preferred Stock at a rate of 8% per year. Dividends are cumulative if unpaid and are added to the redemption value of the shares. The liquidation value of the shares is equal to the redemption value at any point in time. Class B Redeemable Preferred Stock is not redeemable at the option of the holder. The Company shall redeem all outstanding shares of the Class B Redeemable Preferred Stock on October 1, 2005.

OLD CLASS B REDEEMABLE COMMON STOCK

     The Company also issued 18,091 shares of Old Class B Redeemable Common Stock to the Ball stockholders as part of the Ball Merger. In November 1997, Savia purchased 3,895 shares of Old Class B Redeemable Common Stock from the former Ball stockholders for $72,875 or $18.71 per share. In January 1998, the Company repurchased 11,319 shares of Old Class B Redeemable Common Stock from the former Ball stockholders for $211,824 or $18.71 per share. Such shares were canceled upon repurchase.

     Upon the Recapitalization in June 1999, each share of Old Class B Redeemable Common Stock automatically converted into one share of Class B Common Stock, however, upon the conversion, the Old Class B Redeemable Common Stock lost its redemption and accretion rights.

     The redemption price of the Old Class B Redeemable Common Stock accreted at an annual rate of approximately 6%. The redemption price was $7.48 per share on the June 18, 1999 conversion date, $7.15 per share on October 1, 1998 and $6.75 per share on October 1, 1997.

CLASS A COMMON STOCK

     The Company is authorized to issue up to 91,000 shares of Class A Common Stock. Upon completion of the Company's initial public offering in July 1999, the Company issued 13,750 shares of Class A Common Stock. In addition, 3,677 shares were reserved for issuance for options granted to employees in fiscal year 1998. Class A Common Stock is entitled to one vote per share.

CLASS B COMMON STOCK

     Following the Ball Merger, Savia owned all 30,000 outstanding shares of the Company's Class B Common Stock. During fiscal year 1998, the Company issued 7,386 shares of Class B Common Stock for cash in the amount of $138,200. The share price of $18.71 was based on the fair market value of the Company at the time of the transaction.

     In February 1999, the Company converted its convertible subordinated debt due Savia of $35,857 into 1,916 shares of Class B Common Stock at $18.71 per share. As part of the Company's recapitalization in June 1999, 6,772 shares of Old Class B Redeemable Common Stock were effectively converted into the same number of shares of Class B Common Stock. Holders of the Class B Common Stock are entitled to three votes per share.

CLASS C PREFERRED STOCK

     The Company is authorized to issue up to 6 shares of its Class C Preferred Stock. In December 1998, Savia made an equity investment in Seminis of $10,000 in exchange for 1 shares of Class C Preferred Stock to finance the purchase of shares of Hungnong which Seminis was obligated to purchase from the minority shareholders of Hungnong in connection with the acquisition of Hungnong and to provide working capital. In March 1999, Savia made an additional equity investment in Seminis of $20,000 in exchange for 2 shares of Class C Preferred Stock to finance working capital requirements. In July 1999, the Company converted $12,300 of an intercompany advance from Savia into 1.2 shares of Class C Preferred Stock.

     Shares of Class C Preferred Stock have no voting rights and are redeemable at the option of the Company. Dividends accrue cumulatively at the rate of 10% per year and are payable quarterly. Dividends payable through January 2001 are payable by issuing additional fully paid and non assessable shares of Class C Preferred Stock.

NOTE 9--INCOME TAXES

    Income (loss) from continuing operations before income taxes and extraordinary items consists of the following:

                                   1999              1998           1997
                                 --------          --------       --------
      U.S. operations            $(10,936)         $(28,771)      $(18,455)
      Foreign operations           15,819            38,969         33,619
                                 --------          --------       --------
                                 $  4,883          $ 10,198       $ 15,164
                                 ========          ========       ========

The expense (benefit) for income taxes consists of the following:

                                   1999              1998           1997
                                 --------          --------       --------
    Current:
      Federal                    $ (2,150)         $ (7,049)      $ (7,420)
      State                          (183)             (691)          (833)
      Foreign                      10,329            11,284          6,571
                                 --------          --------       --------
                                    7,996             3,544         (1,682)
                                 --------          --------       --------
    Deferred:
      Federal                      (1,705)           (2,833)          (306)
      State                          (145)             (264)            27
      Foreign                      (3,650)            2,989          5,800
                                 --------          --------       --------
                                   (5,500)             (108)         5,521
                                 --------          --------       --------
                                 $  2,496          $  3,436       $  3,839
                                 ========          ========       ========


    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1999 and 1998 are as follows:

                                                             1999        1998
                                                           --------    --------
Deferred tax assets:
  Accounts Receivable                                      $  2,287    $  3,902
  Inventories                                                13,628       7,492
  Other accruals                                              6,240       6,698
  Net operating loss carryforwards and other credits          5,819       8,154
                                                           --------    --------
          Total deferred tax assets                          27,974      26,246
  Valuation allowance                                        (7,080)     (7,246)
                                                           --------    --------
          Net deferred tax assets                            20,894      19,000
                                                           --------    --------
Deferred tax liabilities:
  Fixed and Intangible Assets                               (37,967)    (42,212)
  Accrued taxes on undistributed foreign earnings           (13,380)    (11,638)
                                                           --------    --------
          Total deferred tax liabilities                    (51,347)    (53,850)
                                                           --------    --------
                                                           $(30,453)   $(34,850)
                                                           ========    ========

    The valuation allowance for deferred tax assets as of September 30, 1999 and September 30, 1998 was $7,080 and $7,246, respectively. The net change in the total valuation allowance for the years ended September 30, 1999 and September 30, 1998 was a decrease of $166 and an increase of $1,636, respectively.

    The Company's net operating loss carryforwards balance primarily relates to a Netherlands net operating loss carryforward that has an indefinite life. Based on management's assessment, it is more likely than not that the net deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

    The Company provides for federal income taxes on the undistributed earnings of certain foreign subsidiaries. The earnings for all other foreign subsidiaries will only be distributed to the United States to the extent any Federal income tax can be fully offset by foreign tax credits.

    The expense for income taxes varies from income taxes based on the federal statutory rate as follows:


                                                                 1999       1998       1997
                                                               -------    -------    -------
Income tax at statutory Federal rate                           $ 1,709    $ 3,569    $ 5,311
State and local income tax benefit, net of  Federal
    income tax effect                                             (213)      (180)      (334)
Research and other tax credits                                  (1,034)      (977)    (1,083)
Foreign earnings taxed at different rates                         (317)       959        969
Net reduction in valuation allowances                             (134)    (1,009)    (1,303)
Goodwill amortization                                            2,672        825        239
Other                                                             (187)       249         40
                                                               -------    -------    -------
                                                               $ 2,496    $ 3,436    $ 3,839
                                                               =======    =======    =======


NOTE 10--EMPLOYEE BENEFITS

PENSION AND RETIREMENT PLANS

     U.S. PLANS. The Company maintains a Company-sponsored defined contribution savings plan covering eligible employees. Company contributions are based on a percentage of employee contributions and on employee salaries. Company contributions totaled $2,208, $2,050, and $1,797 in fiscal years 1999, 1998 and 1997, respectively. The Company also maintains a qualified profit sharing plan. Annual contributions are made at the discretion of the Company's board of directors and totaled $1,058, $1,284 and $1,660, in fiscal years 1999, 1998 and 1997, respectively.

     FOREIGN PLANS. In accordance with the local statutory requirements, the Company sponsors retirement and severance plans at several of its foreign locations. The Company has recorded an accrual of $14,358 at September 30, 1999 and $10,509 at September 30, 1998 for anticipated payments to be made to foreign employees upon retirement or termination.

     The Company provides a defined-benefit pension plan in the Netherlands (the "Netherlands Plan") as required by statute. The following provides a reconciliation of the benefit obligation, plan assets and funded status of the Netherlands Plan as of September 30, 1999 and 1998.

                                                            1999          1998
                                                          --------     --------
Change in projected benefit obligation:
Projected benefit obligation at beginning of year         $ 39,356     $ 32,606
Service cost                                                 1,236        1,096
Interest cost                                                1,928        1,956
Actuarial loss                                                 342        2,706
Benefits paid                                               (2,184)      (1,048)
Assumptions change                                          (4,558)           -
Translation difference                                      (3,523)       2,040
                                                          --------     --------
Projected benefit obligation at end of year                 32,597       39,356

Change in plan assets:
Fair value of plan assets at beginning of year              36,712       31,323
Actual return on plan assets                                 3,895        1,681
Contributions                                                1,349        3,089
Benefits paid                                               (2,184)      (1,048)
Translation difference                                      (3,208)       1,667
                                                          --------     --------
Fair value of plan assets at end of year                    36,564       36,712
Funded status of plan                                        3,967       (2,644)
Unrecognized net loss                                        4,371        7,035
Unrecognized prior service cost                             (4,330)           -
                                                          --------     --------
Prepaid pension asset                                     $  4,008     $  4,391
                                                          ========     ========


The components of net pension expense of the Netherlands Plan, based on the most recent valuation dates, are as follows:

                                              1999          1998          1997
                                            -------       -------       -------
Service cost                                $ 1,236       $ 1,096       $ 1,069
Interest cost                                 1,928         1,956         1,908
Actual gain on plan assets                   (3,992)       (1,596)       (2,291)
Net amortization and deferral                 1,403          (593)          156
                                            -------       -------       -------
                                            $   575       $   863       $   842
                                            =======       =======       =======


     Assumptions used in the above calculations are as follows:

                                                      1999      1998      1997
                                                     ------    ------    ------
       Weighted-average discount rate                  6.0%      6.0%      6.0%
       Rate of future compensation increases           5.0       4.0       4.0
       Long-term rate of return on plan assets         7.5       7.5       7.5

STOCK OPTION PLAN

     In 1998, the Company adopted the Seminis 1998 Stock Option Plan (the "Stock Option Plan") under which key employees and board of director members may be granted options to purchase shares of the Company's authorized and issued Class A Common Stock. The board of directors reserved 3,677 shares for issuance under the plan and, in July 1998, awarded options to acquire 267 shares by plan participants at $18.71 per share (Note 8). Under the Stock Option Plan, the option exercise price is equal to fair market value at the date of grant.

     Options currently expire no later than ten years from the grant date and generally vest over four years. Proceeds received by the Company from exercises will be credited to common stock and additional paid-in capital.

     Stock option plan activity during the fiscal year was as follows:


                                                              OPTIONS GRANTED
                                                           ----------------------
                                             SHARES
                                            AVAILABLE        NUMBER      EXERCISE
                                           FOR OPTIONS     OF SHARES      PRICE
                                           ----------      ---------    ---------
           Reserved                           3,677            --        $   --
           Grants                              (267)          267         18.71
           Exercises                             --            --            --
           Cancellations                         --            --            --
                                              -----        ------        -------
           September 30, 1998                 3,410           267        $18.71
           Grants                                --            --            --
           Exercises                             --            --            --
           Cancellations                         --            --            --
                                              -----        ------        -------
           September 30, 1999                 3,410           267        $18.71
                                              =====        ======        ======



     As of September 30, 1999, 67 options were exercisable. Options outstanding at September 30, 1999 will expire if not exercised on or before June 30, 2008.

     Pro forma information regarding net income is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted under the fair market value method of that statement. The fair market value of options granted in fiscal year 1998 was $16.41 per share using a minimum value method assuming a risk-free interest rate of 5.48%, an expected life of four years and no projected dividend yields. Unlike other permitted option pricing models, the minimum value method excludes stock price volatility, which cannot be reasonably estimated for the Company.

     For purposes of pro forma disclosures, the estimated fair market value of the options is amortized to expense over the options' vesting periods. There is no material difference in net loss per share in applying the pro forma provisions of SFAS No. 123 for the years ended September 30, 1999 and 1998.

Subsequent event

    In October 1999, the Company awarded options to acquire 521 shares of Class A Common Stock by plan participants at $7.63 per share in accordance with the Stock Option Plan.

NOTE 11--COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases land, buildings, machinery and equipment under operating leases. Rental expenses aggregated approximately $12,420, $9,788 and $6,685 in fiscal years 1999, 1998 and 1997, respectively.

     Minimum annual lease commitments under non-cancelable operating leases at September 30, 1999 are as follows:

                                YEAR ENDING
                               SEPTEMBER 30,
                               -------------
                                    2000               $ 4,381
                                    2001                 2,578
                                    2002                 1,128
                                    2003                   517
                                    2004                   333
                                   Thereafter              931
                                                       -------
                                                       $ 9,868
                                                       =======

CONTINGENCIES

     The Company has been named as a defendant in various lawsuits arising out of alleged seedmen's errors and omissions. The Company maintains third-party seedmen's errors and omissions insurance covering these types of claims, thus policies are subject to annual renewal and revisions and house deductibles and coverage limits. An accrual for management's estimate of exposure related to such claims has been recorded in the financial statements and is disclosed in
Note 6. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Historically, resolution of asserted claims has been in line with management's expectations.

NOTE 12--DISCONTINUED OPERATIONS

     At the time Asgrow was purchased from the Upjohn Company in 1995, the Company operated in two distinct business segments, Vegetable Seeds and Agronomics Seeds (the "Agronomics Segment"). On October 1, 1996, management elected to dispose of its Agronomics Segment and on January 31, 1997, the Agronomics Segment was sold to Monsanto for a gross sales price of $240,000. As a result of this transaction, the Agronomics Segment has been accounted for as a discontinued operation and, accordingly, its operations are segregated in the accompanying consolidated statements of operations. Net revenues for the Agronomics Segment were $77,637 in fiscal year 1997.

NOTE 13--GEOGRAPHIC INFORMATION

     The Company operates principally in one business segment consisting of the development, production and marketing of vegetable and fruit seeds. Revenues derived from sales to external customers attributed to the Company's country of domicile, to individual countries representing more than 10% of the Company's consolidated net sales and to all other foreign countries in total are summarized as follows:

                                              1999          1998          1997
                                            --------      --------      --------
Net sales:
  United States                             $151,271      $132,274      $117,015
  Italy                                       50,928        47,376        47,411
  South Korea                                 53,469        13,119            --
  Spain                                       28,622        24,749        22,891
  Mexico                                      34,426        31,355        28,637
  Other foreign                              211,917       179,550       163,590
                                            --------      --------      --------
     Consolidated net sales                 $530,633      $428,423      $379,544
                                            ========      ========      ========

    Long-lived assets other than financial instruments and deferred tax assets located in the Company's country of domicile, located in individual foreign countries representing more than 10% of the Company's consolidated long-lived assets and located in all other foreign countries in total in which the Company holds assets are summarized as follows:

                                                           1999           1998
                                                         --------       --------
Long-lived assets:
  United States                                          $170,835       $152,242
  The Netherlands                                          46,680         43,032
  South Korea                                             203,623        156,974
  Other foreign                                            72,403         56,014
                                                         --------       --------
     Consolidated long-lived assets                      $493,541       $408,262
                                                         ========       ========

NOTE 14--RELATED PARTIES

     Balances and transactions with related parties included in the consolidated financial statements are as follows:

     a) Research and development expenses include $2,500 in fiscal years 1999, 1998 and 1997 in biotechnology research fees incurred pursuant to an agreement between the Company and Bionova Holding Corporation, a publicly traded company. Savia is the majority stockholder in Bionova.

     b) Operating expenses for fiscal years 1998 and 1997 include $8,465 and $6,200, respectively, in management fees paid to Savia.

     c) Gain on disposal of the Agronomics Segment includes $8,000 in fees paid in fiscal year 1997 to Savia for investment banking and other professional fees and services provided in connection with the sale.

     d) Subordinated debt of $35,857 at September 30, 1998 was payable to Savia. On February 1, 1999, the subordinated debt was converted into 1,916 shares of Class B Common Stock at $18.71 per share.

     e) At September 30, 1999, included in accounts payable is $3,924 due to Agromod, S.A. de C.V., an affiliate of Savia, for the purchase of fixed assets acquired by Seminis in Mexico. Other accrued liabilities at September 30, 1998 include $2,286 representing accrued management fees and interest on the subordinated debt due Savia.

     f) At September 30, 1999, Savia owned 4.46 shares of Class C Preferred Stock. The amount consists of an equity investment made by Savia of $10,000 in December 1998 in exchange for 1 shares of Class C Preferred Stock to finance the purchase of shares of Hungnong (Note 2) and an equity investment in March 1999 of $20,000 in exchange for 2 shares to finance working capital requirements. In addition, Seminis borrowed $20,000 in January 1999 from Savia. Seminis used net proceeds from its initial public offering to repay $7,700 of the intercompany advance and the remaining $12,300 was converted into 1.23 shares of Class C Preferred Stock. The remaining 0.23 shares were issued as payment in kind dividends during the year.

     g) At September 30, 1999, included in accounts receivable is $2,504 due from Agroservicios Mega, S.A. de C.V., a distributor affiliated with Savia.


NOTE 15--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The seed business is highly seasonal. Generally, net sales are highest in the second fiscal quarter due to increased demand from northern hemisphere growers who plant seed in the early spring. Seminis recorded 37.2% of its fiscal 1999 net sales during its second fiscal quarter. Seminis has historically operated at a loss the first and third fiscal quarters due to lower sales during such quarters. Seminis' results in any particular quarter should not be considered indicative of those to be expected for a full year.

           The following table sets forth results of operations data for the last eight fiscal quarters. Net income includes extraordinary items related to the write-off of unamortized loan fees in fiscal year 1999. Income (loss) from continuing operations includes management fees paid to Savia which began in the second quarter of fiscal 1997 and continued through the quarter ended September 30, 1998.

                                                                             Quarter Ended
                                      --------------------------------------------------------------------------------------------
                                                       Fiscal 1999                                    Fiscal 1998
                                      -----------------------------------------------   ------------------------------------------
                                        Dec.31     Mar. 31     Jun. 30      Sep. 30     Dec. 31      Mar. 31    Jun. 30    Sep. 30
                                      --------    ---------  ---------    -----------   -------    ---------    --------   -------
Net sales                             $ 84,861    $197,450   $ 124,745    $ 123,577    $ 71,395    $ 150,944    $ 92,817  $ 113,267
Gross profit                            53,010     122,690      77,172       75,412      44,045       93,636      55,341     72,595
Income (loss) from continuing
   operations before extraordinary
   items                               (18,399)     22,485      (4,633)       2,934      (6,112)      23,424      (5,790)    (4,760)
Net income (loss)                      (18,399)     22,485      (8,606)         144      (6,112)      23,424      (5,790)    (4,760)
Income (loss) from continuing
   operations before extraordinary
   items available for common
   stockholders                        (19,661)     20,885      (6,638)       1,317      (8,421)    (112,042)     (6,967)    (5,937)
Income (loss) from continuing
   operations before extraordinary
   items available for common
   stockholders per common share,
   basic and diluted                    (0.53)       0.54       (0.17)        0.02       (0.28)       (3.73)      (0.23)     (0.16)

VALUATION AND QUALIFYING ACCOUNTS

                                         Balance at      Additions                                   Foreign Currency
                                        Beginning of     Charged to                                     Translation     Balance at
                                            Year         Operations     Deductions      Acquisitions    Adjustments     End of Year
                                        ------------     ----------     ------------    ------------  ---------------   -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Year Ending September 30, 1997          9,528,000       2,271,000      (3,072,000)         36,000      (647,000)       8,116,000

  Year Ending September 30, 1998          8,116,000       4,391,000      (3,965,000)      3,715,000       194,000       12,451,000

  Year Ending September 30, 1999         12,451,000       5,199,000      (2,816,000)             --         4,000       14,838,000

INVENTORY RESERVE
  Year Ending September 30, 1997         34,900,000      10,323,000     (11,638,000)             --       366,000       33,951,000

  Year Ending September 30, 1998         33,951,000      10,120,000     (12,439,000)     11,868,000       763,000       44,263,000

  Year Ending September 30, 1999         44,263,000      11,496,000     (14,325,000)             --       727,000       42,161,000
