Form 10-Q
period 1999-12-31
SEMINIS INC
filed 2000-02-14
CIK 1078259

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------
(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-26519

                                 SEMINIS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      36-0769130
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

        1905 LIRIO AVENUE, CALIFORNIA                              93004
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  805-647-1572

                                 NOT APPLICABLE
  (FORMER NAME, ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

     Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of January 31, 2000, the Registrant had 13,750,000 registered shares of Class A Common Stock, $0.01 par value per share, issued and outstanding, and 46,074,386 unregistered shares of Class B Common Stock, $0.01 par value per share, issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
Item 1.  Financial Statements........................................    3
         Consolidated Balance Sheets as of December 31, 1999 and
         September 30, 1999..........................................    3
         Consolidated Statements of Operations for the Three Months
         Ended December 31, 1999 and 1998............................    4
         Consolidated Statements of Stockholders' Equity for the
         Three Months Ended December 31, 1999........................    5
         Consolidated Statements of Cash Flows for the Three Months
         Ended December 31, 1999 and 1998............................    6
         Notes to Consolidated Financial Statements..................    7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    9
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   12

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   13
Item 6.  Exhibits and Reports on Form 8-K............................   13
         Signatures..................................................   14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 SEMINIS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 AS OF           AS OF
                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1999           1999
                                                              ------------   -------------
                                                              (UNAUDITED)
ASSETS:
Current assets
  Cash and cash equivalents.................................   $   18,221      $  19,068
  Accounts receivable, net..................................      146,371        171,283
  Inventories...............................................      352,366        301,744
  Refundable income taxes...................................        5,406          4,144
  Prepaid expenses and other current assets.................        6,243          3,582
                                                               ----------      ---------
         Total current assets...............................      528,607        499,821
Property, plant and equipment, net..........................      235,495        226,635
Intangible assets, net......................................      247,938        242,275
Other assets................................................       18,162         24,631
                                                               ----------      ---------
                                                               $1,030,202      $ 993,362
                                                               ==========      =========
LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY:
Current liabilities
  Short-term borrowings.....................................   $   14,328      $   6,591
  Current maturities of long-term debt......................       27,460         20,563
  Accounts payable..........................................       75,869         54,681
  Accrued liabilities.......................................       80,572         68,811
                                                               ----------      ---------
         Total current liabilities..........................      198,229        150,646
Long-term debt..............................................      326,454        315,424
Deferred income taxes.......................................       20,182         30,453
Minority interest in subsidiaries...........................        1,120          1,124
                                                               ----------      ---------
         Total liabilities..................................      545,985        497,647
                                                               ----------      ---------
Commitments and contingencies
Mandatorily redeemable stock
  Class B Redeemable Preferred Stock, $.01 par value; 25
    shares authorized as of December 31, 1999 and September
    30, 1999; 25 shares issued and outstanding as of
    December 31, 1999 and September 30, 1999................       25,000         25,000
                                                               ----------      ---------
         Total mandatorily redeemable stock.................       25,000         25,000
                                                               ----------      ---------
Stockholders' equity
  Class C Preferred Stock, $.01 par value; 6 shares
    authorized as of December 31, 1999 and September 30,
    1999; 5 shares issued and outstanding as of December 31,
    1999 and 4 shares issued and outstanding as of September
    30, 1999................................................            1              1
  Class A Common Stock, $.01 par value; 91,000 shares
    authorized as of December 31, 1999 and September 30,
    1999; 13,750 shares issued and outstanding as of
    December 31, 1999 and September 30, 1999................          138            138
  Class B Common Stock, $.01 par value; 60,229 shares
    authorized as of December 31, 1999 and September 30,
    1999; 46,074 shares issued and outstanding as of
    December 31, 1999 and September 30, 1999................          461            461
  Additional paid-in-capital................................      641,496        640,357
  Accumulated deficit.......................................     (176,005)      (155,299)
  Accumulated other comprehensive loss......................       (6,874)       (14,943)
                                                               ----------      ---------
         Total stockholders' equity.........................      459,217        470,715
                                                               ----------      ---------
                                                               $1,030,202      $ 993,362
                                                               ==========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SEMINIS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999            1998
                                                              ----------      ----------
                                                                     (UNAUDITED)
Net sales...................................................   $ 81,186        $ 84,861
Cost of goods sold..........................................     30,850          31,851
                                                               --------        --------
  Gross profit..............................................     50,336          53,010
                                                               --------        --------
Operating expenses
  Research and development expenses.........................     15,754          14,198
  Selling, general and administrative expenses..............     49,412          49,972
  Amortization of intangible assets.........................      7,426           6,732
                                                               --------        --------
     Total operating expenses...............................     72,592          70,902
                                                               --------        --------
Loss from operations........................................    (22,256)        (17,892)
                                                               --------        --------
Other income (expense)
  Interest income...........................................        724           1,191
  Interest expense..........................................     (7,423)        (11,859)
  Foreign currency gain.....................................        583           2,367
  Minority interest.........................................          1            (320)
  Other, net................................................        289              52
                                                               --------        --------
                                                                 (5,826)         (8,569)
                                                               --------        --------
Loss before income taxes....................................    (28,082)        (26,461)
Income tax benefit..........................................      9,015           8,062
                                                               --------        --------
Net loss....................................................    (19,067)        (18,399)
Preferred stock dividends...................................     (1,639)           (500)
Accretion of Old Class B Redeemable Common Stock............         --            (762)
                                                               --------        --------
Net loss available for common stockholders..................   $(20,706)       $(19,661)
                                                               ========        ========
Net loss available for common stockholders per common share,
  basic and diluted.........................................   $  (0.35)       $  (0.53)
                                                               ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SEMINIS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      CLASS C           CLASS A           CLASS B
                                                  PREFERRED STOCK    COMMON STOCK      COMMON STOCK     ADDITIONAL
                                                  ---------------   ---------------   ---------------    PAID-IN     ACCUMULATED
                                                  NUMBER   AMOUNT   NUMBER   AMOUNT   NUMBER   AMOUNT    CAPITAL       DEFICIT
                                                  ------   ------   ------   ------   ------   ------   ----------   -----------
BALANCE, SEPTEMBER 30, 1999.....................     4       $1     13,750    $138    46,074    $461     $640,357     $(155,299)
Comprehensive loss
  Net loss (Unaudited)..........................    --       --        --       --       --       --           --       (19,067)
  Translation adjustment (Unaudited)............    --       --        --       --       --       --           --            --
                                                    --       --     ------    ----    ------    ----     --------     ---------
Dividends on Redeemable Preferred Stock
  (Unaudited)...................................    --       --        --       --       --       --           --          (500)

Dividends on Class C Preferred Stock
  (Unaudited)...................................     1       --        --       --       --       --        1,139        (1,139)
                                                    --       --     ------    ----    ------    ----     --------     ---------
BALANCE, DECEMBER 31, 1999 (UNAUDITED)..........     5       $1     13,750    $138    46,074    $461     $641,496     $(176,005)
                                                    ==       ==     ======    ====    ======    ====     ========     =========

                                                   ACCUMULATED
                                                      OTHER           TOTAL
                                                  COMPREHENSIVE   STOCKHOLDERS'
                                                      LOSS           EQUITY
                                                  -------------   -------------
BALANCE, SEPTEMBER 30, 1999.....................    $(14,943)       $470,715
                                                                    --------
Comprehensive loss
  Net loss (Unaudited)..........................          --         (19,067)
  Translation adjustment (Unaudited)............       8,069           8,069
                                                    --------        --------
                                                                     (10,998)
Dividends on Redeemable Preferred Stock
  (Unaudited)...................................          --            (500)
Dividends on Class C Preferred Stock
  (Unaudited)...................................          --              --
                                                    --------        --------
BALANCE, DECEMBER 31, 1999 (UNAUDITED)..........    $ (6,874)       $459,217
                                                    ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SEMINIS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999            1998
                                                              ----------      ----------
                                                                     (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................   $(19,067)       $(18,399)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     12,119          11,443
     Deferred income tax benefit............................    (11,410)         (2,788)
     Provision for minority interest in subsidiaries........         (1)            320
     Other..................................................     (1,126)         (2,419)
     Changes in assets and liabilities:
       Accounts receivable..................................     22,102           9,905
       Inventories..........................................    (53,098)        (37,920)
       Prepaid expenses and other assets....................      4,105           1,552
       Refundable income taxes..............................     (1,225)         (4,606)
       Accounts payable.....................................     21,778           8,094
       Other liabilities....................................     11,561          (2,893)
                                                               --------        --------
     Net cash used in operating activities..................    (14,262)        (37,711)
                                                               --------        --------

Cash flows from investing activities:
  Purchases of fixed and intangible assets..................    (14,546)         (8,096)
  Proceeds from disposition of assets.......................        891             252
  Exercise of Hungnong put option...........................         --          (8,673)
  Agroceres acquisition, net of cash acquired...............         --         (19,695)
  Other.....................................................       (110)         (1,367)
                                                               --------        --------
     Net cash used in investing activities..................    (13,765)        (37,579)
                                                               --------        --------

Cash flows from financing activities:
  Proceeds from long-term debt..............................     26,372          57,965
  Repayment of long-term debt...............................     (6,506)         (4,632)
  Net short-term borrowings.................................      7,851           4,324
  Class B Redeemable Preferred Stock dividends..............       (500)           (500)
  Issuance of Class C Preferred Stock.......................         --          10,000
                                                               --------        --------
     Net cash provided by financing activities..............     27,217          67,157
                                                               --------        --------

Effect of exchange rate changes on cash and cash
  equivalents...............................................        (37)            856
                                                               --------        --------
Decrease in cash and cash equivalents.......................       (847)         (7,277)
Cash and cash equivalents, beginning of period..............     19,068          28,895
                                                               --------        --------
Cash and cash equivalents, end of period....................   $ 18,221        $ 21,618
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

                                 SEMINIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     Seminis, Inc. ("Seminis" or the "Company") is the largest developer, producer and marketer of vegetable and fruit seeds in the world. The Company is a majority-owned subsidiary of Savia, S.A. de C.V. ("Savia") and effectively began operations when it purchased Asgrow Seed Company in December 1994.

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

     Seminis generally operates on a thirteen week calendar closing on the Friday closest to the natural calendar quarter, except for the fiscal year end which closes on September 30. For convenience, all quarters are described by their natural calendar dates.

     The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The Company's business is subject to seasonal fluctuation and, therefore, the results of operations for periods less than one year are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

  Supplementary Cash Flow Information

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                               1999        1998
                                                              ------      -------
                                                                  (UNAUDITED)
Cash paid for interest......................................  $8,040      $11,685
Cash paid (refunded) for income taxes.......................   3,620         (668)
Supplemental non-cash transactions
  Issuance of preferred stock in payment of Class C
     Preferred Stock dividends..............................   1,139           --

  Loss per Common Share

     Net loss per common share has been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per common share is computed by dividing net loss available to common stockholders by the average number of common shares outstanding during each period. Net loss available to common stockholders represents reported net loss less preferred dividends and, in fiscal year 1999, accretion of redemption value for Old Class B Redeemable Common Stock. Diluted net loss per common share reflects the potential dilution that could occur if dilutive securities and other contracts were exercised or converted into common stock or resulted in the issuance of common stock. The following table

                                 SEMINIS, INC.

provides a reconciliation of net loss and sets forth the computation for basic and diluted net loss per share available for common stockholders.

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                  (UNAUDITED)
NUMERATOR FOR BASIC AND DILUTED:
Net loss....................................................  $(19,067)   $(18,399)
Preferred stock dividends...................................    (1,639)       (500)
Accretion of Old Class B Redeemable Common Stock............        --        (762)
                                                              --------    --------
     Net loss available to common stockholders..............  $(20,706)   $(19,661)
                                                              ========    ========
DENOMINATOR -- SHARES:
Weighted average common shares outstanding (basic)..........    59,824      37,386
Add potential common shares:
  Old Class B Redeemable Common Stock.......................        --       6,772
  Exercisable stock options.................................        67          --
Less antidilutive effect of potential common shares.........       (67)     (6,772)
                                                              --------    --------
     Weighted average common shares outstanding (diluted)...    59,824      37,386
                                                              ========    ========
NET LOSS PER COMMON SHARE:
  Basic and diluted.........................................  $  (0.35)   $  (0.53)
                                                              ========    ========

NOTE 2 -- INVENTORIES

     Inventories consist of the following:

                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                 1999            1999
                                                             ------------    -------------
                                                             (UNAUDITED)
Seed.......................................................    $308,436        $257,774
Unharvested crop growing costs.............................      26,665          28,504
Supplies...................................................      17,265          15,466
                                                               --------        --------
                                                               $352,366        $301,744
                                                               ========        ========

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

OVERVIEW

     Seminis is the largest developer, producer and marketer of vegetable and fruit seeds in the world. Seminis produces more than 60 species and 8,000 distinct varieties of vegetable and fruit seeds. Seminis has established a worldwide presence and global distribution network that spans 120 countries with 70 research stations in 19 countries and production sites in 32 countries. Seminis is a majority owned subsidiary of Savia, S.A. de C. V. ("Savia").

     In order to achieve its position as the premier vegetable and fruit seed company, Seminis has completed nine acquisitions since its formation in 1994 and has incurred significant expenses related to the development of its infrastructure, including its human resource capability, information systems and brand marketing teams, and its research and development capability. Seminis expenses its investments in research and development and in the creation of its worldwide sales capability. The comparability of Seminis' results of operations from year to year has also been affected by the impact of acquisition accounting under purchase accounting principles, interest expense attributable to acquisition financing and exposure to foreign currency fluctuations.

RESULTS OF OPERATIONS

     The table below sets forth Seminis' results of operations data expressed as a percentage of net sales.

                                                               THREE MONTHS
                                                                   ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                              1999      1998
                                                              -----     -----
                                                                (UNAUDITED)
Net sales...................................................  100.0%    100.0%
                                                              -----     -----
Gross profit................................................   62.0      62.5
Research and development expenses...........................   19.4      16.8
Selling, general and administrative expenses................   60.9      58.9
Amortization of intangible assets...........................    9.1       7.9
                                                              -----     -----
Loss from operations........................................  (27.4)    (21.1)
Interest expense, net.......................................   (8.3)    (12.6)
Other non-operating income, net.............................    1.1       2.5
                                                              -----     -----
Loss from continuing operations before income taxes.........  (34.6)    (31.2)
Income tax benefit..........................................   11.1       9.5
                                                              -----     -----
Net loss....................................................  (23.5)%   (21.7)%
                                                              =====     =====

     THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1998

  Net Sales

     Net sales decreased 4.3% to $81.2 million for the three months ended December 31, 1999 from $84.9 million for the three months ended December 31, 1998. The decrease is primarily due to the effect of currency fluctuations. The Euro weakened during the first quarter of fiscal year 2000 and was weaker overall compared to the first quarter of fiscal year 1999. In constant dollars, sales decreased 1.7% to $82.0 million for the first quarter of fiscal year 2000 from $83.4 million for the first quarter of fiscal year 1999. Geographically, sales decreased slightly in the Far East due to weaker demand and weather problems which affected the timing of shipments in the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999. The Company's business is subject to seasonal fluctuations and, therefore, the sales for the first quarter of a fiscal year are not necessarily indicative of those to be expected in any other interim period or for a fiscal year as a whole.

  Gross Profit

     Gross profit decreased 5.0% to $50.3 million for the three months ended December 31, 1999 from $53.0 million for the three months ended December 31, 1998. Gross margin decreased to 62.0% for the three months ended December 31, 1999 from 62.5 % for the three months ended December 31, 1998. The slight decrease in gross margin was partially due to the weaker European currency. The Company's seed purchases are usually made in U.S. dollars, thus in instances when the Euro is weaker, gross margin is negatively impacted. Increased inventory reserve provisions in the first quarter of fiscal year 2000 also contributed to the slight decrease in gross margin.

  Research and Development Expenses

     Research and development expenses increased 11.0% to $15.8 million for the three months ended December 31, 1999 from $14.2 million for the three months ended December 31, 1998. This increase was primarily due to a $1.1 million charge related to Seminis' research incentive program. The incentive program, which began in the second quarter of fiscal year 1999, is part of Seminis' continuing efforts to attract and retain industry leading breeders and research personnel. The final payment of approximately $1.0 million associated with the program will be made in the second quarter of fiscal year 2000.

  Selling, General and Administrative Expenses

     Selling, general, and administrative expenses decreased 1.1% to $49.4 million for the three months ended December 31, 1999 from $50.0 million for the three months ended December 31, 1998. Selling, general and administrative expenses decreased partially due to the weaker European currency and partially due to lower personnel costs. In an effort to control costs and optimize labor efficiency the Company suspended hiring and replacing several positions during the quarter. Personnel costs, including travel expenses, account for approximately 65% of total selling, general and administrative expense.

  Amortization of Intangible Assets

     Amortization of intangible assets increased 10.3% to $7.4 million for the three months ended December 31, 1999 from $6.7 million for the three months ended December 31, 1998. This increase was primarily due to amortization of goodwill and intangible assets relating to the additional 25% acquisition of Hungnong Seed Co., Ltd., a South Korean subsidiary, in August of 1999. In addition, the Korean Won strengthened in the three months ended December 31, 1999 compared to the three months ended December 31, 1998, resulting in additional amortization being recorded in U.S. dollars. Finally, in the three months ended December 31, 1999, the Company recorded amortization as a result of the purchase of the seedless watermelon germplasm of Barham Seeds, Inc. in July 1999.

  Interest Expense, Net

     Interest expense, net, decreased 37.2% to $6.7 million for the three months ended December 31, 1999 from $10.7 million for the three months ended December 31, 1998. Both the refinancing of Seminis' credit agreements during fiscal year 1999 and the repayment of debt using the proceeds from the Company's initial public offering to repay indebtedness, resulted in a lower average debt balance for the three months ended December 31, 1999 compared to the same period in fiscal year 1999.

  Other Non-Operating Income, Net

     Seminis had other non-operating income, net, of $0.9 million for the three months ended December 31, 1999 as compared to other non-operating income, net, of $2.1 million for the three months ended

December 31, 1998. Other non-operating income, net, for the three months ended December 31, 1999 includes a foreign currency gain of $0.6 million and other income of $0.3 million primarily relating to the sale of fixed assets. The foreign currency gain is primarily due to a gain on an intercompany loan to Hungnong which was slightly offset by a net foreign currency loss recorded by SVS Holland B.V. ("SVS Holland"), a subsidiary of Seminis, on its loan denominated in U.S. dollars. Other non-operating income, net, for the three months ended December 31, 1998 includes a foreign currency gain of $2.4 million related to the Hungnong intercompany loan and a minority interest provision of $0.3 million related to the 25% minority interest in Hungnong.

  Income Tax Benefit

     Income tax benefit increased 11.8% to $9.0 million for the three months ended December 31, 1999 from $8.1 million for the three months ended December 31, 1998. The increase in the income tax benefit was a result of the mix of income worldwide.

  Net Loss

     Net loss was $19.1 million for the three months ended December 31, 1999 as compared to net loss of $18.4 million for the three months ended December 31, 1998. This change was due primarily to lower sales and a lower gross margin for the three months ended December 31, 1999 compared to the same period in fiscal year 1999.

  Seasonality

     The seed business is highly seasonal. Generally, net sales are highest in the second fiscal quarter due to increased demand from northern hemisphere growers who plant seed in the early spring. Seminis recorded 37.2% of its fiscal year 1999 net sales during its second fiscal quarter. Seminis has historically operated at a loss during the first and third fiscal quarters due to lower sales during such quarters. Seminis' results in any particular quarter should not be considered indicative of those to be expected for a full year.

  Liquidity and Capital Resources

     Seminis has historically relied on commercial bank borrowings to finance its operations and internal infrastructure, on commercial bank borrowings and equity investments by its stockholders to finance its acquisition and internal investment programs and loans from Savia to finance working capital requirements.

     Net cash used in operating activities decreased to $14.3 million in the first three months of fiscal year 2000 from $37.7 million for the comparable period in fiscal year 1999 mainly due to a decrease in accounts receivable as a result of lower sales in the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999. Other changes in working capital included an increase in accounts payable due to the Company's seasonal build-up of inventories.

     Net cash used in investing activities decreased to $13.8 million for the quarter ended December 31, 1999 compared to $37.6 million for the quarter ended December 31, 1998. The change is due to the decrease in other investing activities which were a result of the acquisition of Agroceres and the additional 5% purchase of Hungnong from minority shareholders in December 1998. The Company did not make any acquisitions during the three months ended December 31, 1999. The decrease in net cash used in investing activities was slightly offset by capital expenditures increasing to $11.9 million for the three months ended December 31, 1999 from $7.7 million for the same period in fiscal year 1999 as a result of increased investment in Seminis' new operating facility and headquarters.

     Seminis' total indebtedness as of December 31, 1999 was $368.2 million, of which $332.8 million was borrowings under the current credit agreement, $10.7 million was borrowings by the South Korean subsidiaries and $24.7 million was borrowings primarily by other foreign subsidiaries.

     Seminis believes that existing cash balances and available borrowings under its credit agreement will be sufficient to meet anticipated cash requirements for the foreseeable future based on Seminis' current level of operations. There can be no assurance that additional capital beyond the amounts currently forecasted by

Seminis will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required by Seminis.

     Except for the SVS Holland debt described below, Seminis' exposure to foreign currency fluctuations is primarily foreign currency gains or losses that occur from intercompany loans and receivables between Seminis Vegetable Seeds, Inc., the Company's main U.S. operating subsidiary, and its foreign subsidiaries. In the first quarter of fiscal year 2000, Seminis recorded gains on its intercompany loans and receivables with its Brazilian and Korean subsidiaries. SVS Holland, whose functional currency is the Dutch Guilder, owes approximately $45.4 million in U.S. dollar denominated debt. SVS Holland hedged the majority of its debt position during the first quarter of fiscal year 2000 through forward foreign exchange contracts. In late December 1999, SVS Holland terminated its foreign forward exchange contracts, and, as a result, SVS Holland, on December 31, 1999, had an unhedged U.S. dollar liability of approximately $45.4 million.

  Impact of Year 2000 Issue

     The Year 2000 issue involves the potential for system and processing failures of date-related information resulting from computer-controlled systems using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

     Seminis has not experienced any system failures or miscalculations causing disruptions of operations as a result of the Year 2000 issue. During fiscal year 1999, Seminis installed a new corporate-wide management information system in its efforts to become Year 2000 compliant. The Company spent approximately $24.2 million to become Year 2000 compliant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk disclosures set forth in the 1999 Form 10-K have not changed significantly through the first quarter ended December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved from time to time as a defendant in various lawsuits arising in the normal course of business. Seminis believes that no current claims, individually or in the aggregate, will have a material adverse effect on Seminis' business, results of operations or financial condition.

     Since our 1999 Form 10-K filed December 28, 1999 there have been no material changes in legal proceedings discussed in such Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K for the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2000                   SEMINIS, INC.

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