Form 10-Q
period 2000-03-31
SEMINIS INC
filed 2000-05-15
CIK 1078259

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            ------------------------
                                    FORM 10-Q
                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                            ------------------------

     Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

     As of May 9, 2000, the Registrant had 13,975,764 registered shares of Class A Common Stock, $0.01 par value per share, issued and outstanding, and 45,848,622 unregistered shares of Class B Common Stock, $0.01 par value per share, issued and outstanding.

===============================================================================

                                                                         PAGE
                                                                         ----
                        PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets as of March 31, 2000 and
           September 30, 1999..........................................    3
           Consolidated Statements of Operations for the Three and the
           Six Months Ended March 31, 2000 and 1999....................    4
           Consolidated Statements of Stockholders' Equity for the Six
           Months Ended March 31, 2000.................................    5
           Consolidated Statements of Cash Flows for the Six Months
           Ended March 31, 2000 and 1999...............................    6
           Notes to Consolidated Financial Statements..................    7
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    9
Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk........................................................   13

                         PART II  OTHER INFORMATION

Item 1.    Legal Proceedings...........................................   14
Item 6.    Exhibits and Reports on Form 8-K............................   14
           Signatures..................................................   15

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 SEMINIS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    ASSETS:

                                                                 AS OF           AS OF
                                                               MARCH 31,     SEPTEMBER 30,
                                                                 2000            1999
                                                              -----------    -------------
                                                              (UNAUDITED)
Current assets
  Cash and cash equivalents.................................  $    8,689       $  19,068
  Accounts receivable, net..................................     225,156         171,283
  Inventories...............................................     322,205         301,744
  Refundable income taxes...................................          --           4,144
  Prepaid expenses and other current assets.................       5,745           3,582
                                                              ----------       ---------
         Total current assets...............................     561,795         499,821
Property, plant and equipment, net..........................     237,717         226,635
Intangible assets, net......................................     246,844         242,275
Other assets................................................      16,529          24,631
                                                              ----------       ---------
                                                              $1,062,885       $ 993,362
                                                              ==========       =========
           LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY:
Current liabilities
  Short-term borrowings.....................................  $   27,283       $   6,591
  Current maturities of long-term debt......................      24,194          20,563
  Accounts payable..........................................      79,081          54,681
  Accrued liabilities.......................................      67,965          68,811
                                                              ----------       ---------
         Total current liabilities..........................     198,523         150,646
Long-term debt..............................................     336,841         315,424
Deferred income taxes.......................................      22,608          30,453
Minority interest in subsidiaries...........................         910           1,124
                                                              ----------       ---------
         Total liabilities..................................     558,882         497,647
                                                              ----------       ---------
Commitments and contingencies
Mandatorily redeemable stock
  Class B Redeemable Preferred Stock, $.01 par value; 25
    shares authorized as of March 31, 2000 and September 30,
    1999; 25 shares issued and outstanding as of March 31,
    2000 and September 30, 1999.............................      25,000          25,000
                                                              ----------       ---------
         Total mandatorily redeemable stock.................      25,000          25,000
                                                              ----------       ---------
Stockholders' equity
  Class C Preferred Stock, $.01 par value; 6 shares
    authorized as of March 31, 2000 and September 30, 1999;
    5 and 4 shares issued and outstanding as of March 31,
    2000 and September 30, 1999, respectively...............           1               1
  Class A Common Stock, $.01 par value; 91,000 shares
    authorized as of March 31, 2000 and September 30, 1999;
    13,976 and 13,750 shares issued and outstanding as of
    March 31, 2000 and September 30, 1999, respectively.....         140             138
  Class B Common Stock, $.01 par value; 60,229 shares
    authorized as of March 31, 2000 and September 30, 1999;
    45,848 and 46,074 shares issued and outstanding as of
    March 31, 2000 and September 30, 1999, respectively.....         459             461
  Additional paid-in capital................................     642,651         640,357
  Accumulated deficit.......................................    (158,252)       (155,299)
  Accumulated other comprehensive loss......................      (5,996)        (14,943)
                                                              ----------       ---------
         Total stockholders' equity.........................     479,003         470,715
                                                              ----------       ---------
                                                              $1,062,885       $ 993,362
                                                              ==========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SEMINIS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                    MARCH 31,                      MARCH 31,
                                            --------------------------      ------------------------
                                               2000            1999           2000           1999
                                            ----------      ----------      ---------      ---------
                                                   (UNAUDITED)                    (UNAUDITED)
Net sales.................................   $186,604        $197,450       $267,790       $282,311
Cost of goods sold........................     74,741          74,760        105,591        106,611
                                             --------        --------       --------       --------
  Gross profit............................    111,863         122,690        162,199        175,700
                                             --------        --------       --------       --------
Operating expenses
  Research and development expenses.......     13,468          17,027         29,222         31,225
  Selling, general and administrative
     expenses.............................     52,010          50,141        101,422        100,113
  Amortization of intangible assets.......      7,565           6,925         14,991         13,657
                                             --------        --------       --------       --------
          Total operating expenses........     73,043          74,093        145,635        144,995
                                             --------        --------       --------       --------
Income from operations....................     38,820          48,597         16,564         30,705
                                             --------        --------       --------       --------
Other income (expense)
  Interest income.........................        558           1,389          1,282          2,580
  Interest expense........................     (7,633)        (14,405)       (15,056)       (26,264)
  Foreign currency gain (loss)............     (3,308)           (702)        (2,725)         1,665
  Other, net..............................        473          (1,559)           763         (1,827)
                                             --------        --------       --------       --------
                                               (9,910)        (15,277)       (15,736)       (23,846)
Income before income taxes................     28,910          33,320            828          6,859
                                             --------        --------       --------       --------
Income tax expense........................     (9,502)        (10,835)          (487)        (2,773)
                                             --------        --------       --------       --------
Net income................................     19,408          22,485            341          4,086
Preferred stock dividends.................     (1,655)           (838)        (3,294)        (1,338)
Accretion of Old Class B Redeemable Common
  Stock...................................         --            (762)            --         (1,524)
                                             --------        --------       --------       --------
Net income (loss) available for common
  stockholders (basic)....................   $ 17,753        $ 20,885       $ (2,953)      $  1,224
Add Back Accretion of Old Class B
  Redeemable Common Stock.................         --             762             --             --
                                             --------        --------       --------       --------
Net income (loss) available for common
  stockholders (diluted)..................   $ 17,753        $ 21,647       $ (2,953)      $  1,224
                                             ========        ========       ========       ========
Net income (loss) available for common
  stockholders per common share:
Basic.....................................   $    .30        $    .54       $   (.05)      $    .03
Diluted...................................        .30             .48           (.05)           .03

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SEMINIS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       CLASS C           CLASS A           CLASS B                                   ACCUMULATED
                                   PREFERRED STOCK    COMMON STOCK      COMMON STOCK     ADDITIONAL                     OTHER
                                   ---------------   ---------------   ---------------    PAID-IN     ACCUMULATED   COMPREHENSIVE
                                   NUMBER   AMOUNT   NUMBER   AMOUNT   NUMBER   AMOUNT    CAPITAL       DEFICIT         LOSS
                                   ------   ------   ------   ------   ------   ------   ----------   -----------   -------------
BALANCE, SEPTEMBER 30, 1999......     4       $1     13,750    $138    46,074    $461     $640,357     $(155,299)     $(14,943)
Comprehensive income
  Net income (Unaudited).........    --       --         --      --        --      --           --           341            --
  Translation adjustment
    (Unaudited)..................    --       --         --      --        --      --           --            --         8,947
Conversion of shares
  (Unaudited)....................                       226       2      (226)     (2)
Dividends on Redeemable Preferred
  Stock (Unaudited)..............    --       --         --      --        --      --           --        (1,000)           --
Dividends on Class C Preferred
  Stock (Unaudited)..............     1       --         --      --        --      --        2,294        (2,294)           --
                                     --       --     ------    ----    ------    ----     --------     ---------      --------
BALANCE, MARCH 31, 2000
  (UNAUDITED)....................     5       $1     13,976    $140    45,848    $459     $642,651     $(158,252)     $ (5,996)
                                     ==       ==     ======    ====    ======    ====     ========     =========      ========


                                       TOTAL
                                   STOCKHOLDERS'
                                      EQUITY
                                   -------------
BALANCE, SEPTEMBER 30, 1999......    $470,715
                                     --------
Comprehensive income
  Net income (Unaudited).........         341
  Translation adjustment
    (Unaudited)..................       8,947
                                     --------
                                        9,288
Conversion of shares
  (Unaudited)....................          --
Dividends on Redeemable Preferred
  Stock (Unaudited)..............      (1,000)
Dividends on Class C Preferred
  Stock (Unaudited)..............          --
                                     --------
BALANCE, MARCH 31, 2000
  (UNAUDITED)....................    $479,003
                                     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SEMINIS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE SIX MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $    341      $  4,086
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization..........................     24,376        23,177
     Deferred income tax benefit............................     (9,453)       (1,722)
     Other..................................................        572         1,313
     Changes in assets and liabilities:
       Accounts receivable..................................    (59,855)      (74,910)
       Inventories..........................................    (25,704)      (25,396)
       Prepaid expenses and other assets....................      6,162         1,059
       Current income taxes.................................      6,780         2,419
       Accounts payable.....................................     25,510         2,274
       Other liabilities....................................     (3,005)       (9,608)
                                                               --------      --------
          Net cash used in operating activities.............    (34,276)      (77,308)
                                                               --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed and intangible assets..................    (23,885)      (19,837)
  Proceeds from disposition of assets.......................      1,979           992
  Exercise of Hungnong put option...........................         --        (8,673)
  Agroceres acquisition, net of cash acquired...............         --       (19,695)
  Other.....................................................       (175)         (515)
                                                               --------      --------
          Net cash used in investing activities.............    (22,081)      (47,728)
                                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under long-term debt...........................     33,433        62,822
  Repayments of long-term debt..............................     (7,222)       (8,951)
  Demand note from bank.....................................         --        10,000
  Net short-term borrowings.................................     21,463        11,080
  Intercompany advance from Savia...........................         --        20,000
  Class B Redeemable Preferred Stock dividends..............     (1,000)       (1,000)
  Issuance of Class C Preferred Stock.......................         --        30,000
                                                               --------      --------
          Net cash provided by financing activities.........     46,674       123,951
                                                               --------      --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (696)          403
                                                               --------      --------
Decrease in cash and cash equivalents.......................    (10,379)         (682)
Cash and cash equivalents, beginning of period..............     19,068        28,895
                                                               --------      --------
Cash and cash equivalents, end of period....................   $  8,689      $ 28,213
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

  Supplementary Cash Flow Information

                                                            SIX MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                              (UNAUDITED)
Cash paid for interest...................................  $14,766    $30,178
Cash paid for income taxes...............................    3,160      2,076
Supplemental non-cash transactions
     Issuance of preferred stock in payment of Class C
       Preferred Stock dividends.........................    2,294        338

  Income/(Loss) per Common Share

     Net income (loss) per common share has been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic net income (loss) per common share is computed by dividing net income (loss) available for common stockholders by the average number of common shares outstanding during each period. Net income (loss) available for common stockholders represents reported net income less preferred stock dividends and, in fiscal year 1999, accretion of redemption value for Old Class B Redeemable Common Stock. Diluted net income (loss) per common share reflects the potential dilution that could occur if dilutive securities and other contracts were exercised or converted into common stock or resulted in the issuance of common stock. The following table provides a reconciliation of

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

net income (loss) available for common stockholders and sets forth the computation for basic and diluted net income (loss) available for common stockholders per common share available for common stockholders.

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          MARCH 31,             MARCH 31,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
                                                                    (UNAUDITED)
NUMERATOR FOR BASIC AND DILUTED:
  Net income........................................  $19,408    $22,485    $   341    $ 4,086
  Preferred stock dividends.........................   (1,655)      (838)    (3,294)    (1,338)
  Accretion of Old Class B Redeemable Common
     Stock..........................................       --       (762)        --     (1,524)
                                                      -------    -------    -------    -------
     Net income (loss) available for common
       stockholders (basic).........................  $17,753    $20,885    $(2,953)   $ 1,224
  Add Back Accretion of Old Class B Redeemable
     Common Stock...................................       --        762         --         --
                                                      -------    -------    -------    -------
     Net income (loss) available for common
       stockholders (diluted).......................  $17,753    $21,647    $(2,953)   $ 1,224
                                                      =======    =======    =======    =======
DENOMINATOR -- SHARES:
Weighted average common shares outstanding
  (basic)...........................................   59,824     38,664     59,824     38,025
Add potential common shares:
  Old Class B Redeemable Common Stock...............       --      6,772         --      6,772
Less antidilutive effect of potential common
  shares............................................                                    (6,772)
                                                      -------    -------    -------    -------
Weighted average common shares outstanding
  (diluted).........................................   59,824     45,436     59,824     38,025
                                                      =======    =======    =======    =======
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS
  PER COMMON SHARE:
  Basic.............................................  $   .30    $   .54    $  (.05)   $   .03
  Diluted...........................................      .30        .48       (.05)       .03

NOTE 2 -- INVENTORIES

     Inventories consist of the following:

                                                      MARCH 31,     SEPTEMBER 30,
                                                        2000            1999
                                                     -----------    -------------
                                                     (UNAUDITED)
Seed...............................................   $280,266        $257,774
Unharvested crop growing costs.....................     27,506          28,504
Supplies...........................................     14,433          15,466
                                                      --------        --------
                                                      $322,205        $301,744
                                                      ========        ========

NOTE 3 -- BORROWINGS

     The Company had an increase of net long-term borrowings of $26,211 and net short-term borrowings of $21,463 for the six months ended March 31, 2000. The increase in overall borrowings was primarily due to seasonal working capital requirements.

     The Company was not in compliance with a financial ratio covenant at March 31, 2000 and has received a waiver from the lenders under the Syndicated Credit Agreement.

     In April and May 2000, the Company received advances of $22,000 and $14,000, respectively, from Savia to finance additional working capital requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere herein. The following discussion and analysis contains certain "forward-looking statements" which are subject to certain risks, uncertainties and contingencies which could cause Seminis' actual business, results of operations, or financial condition to differ materially from those expressed in, or implied by, such statements.

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

     In order to achieve its position as the premier vegetable and fruit seed company, Seminis has completed nine acquisitions since its formation in 1994 and has incurred significant expenses related to the development of its infrastructure, including its human resource capability, information systems and brand marketing teams, and its research and development capability. Seminis expenses its investments in research and development and in the creation of its worldwide sales capability. The comparability of Seminis' results of operations from period to period has also been affected by the impact of acquisition accounting under purchase accounting principles, interest expense attributable to acquisition financing and exposure to foreign currency fluctuations.

RESULTS OF OPERATIONS

     The table below sets forth Seminis' results of operations data expressed as a percentage of net sales.

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            MARCH 31,              MARCH 31,
                                                        ------------------      ----------------
                                                         2000        1999       2000       1999
                                                        ------      ------      -----      -----
                                                                      (UNAUDITED)
Net sales.............................................  100.0%      100.0%      100.0%     100.0%
                                                        -----       -----       -----      -----
Gross profit..........................................   59.9        62.1        60.6       62.2
Research and development expenses.....................    7.2         8.6        10.9       11.0
Selling, general and administrative expenses..........   27.9        25.4        37.9       35.5
Amortization of intangible assets.....................    4.0         3.5         5.6        4.8
                                                        -----       -----       -----      -----
Income from operations................................   20.8        24.6         6.2       10.9
Interest expense, net.................................   (3.8)       (6.6)       (5.2)      (8.4)
Other non-operating expense, net......................   (1.5)       (1.1)        (.7)       (.1)
                                                        -----       -----       -----      -----
Income from continuing operations before income
  taxes...............................................   15.5        16.9          .3        2.4
Income tax expense....................................   (5.1)       (5.5)        (.2)      (1.0)
                                                        -----       -----       -----      -----
Net income............................................   10.4%       11.4%         .1%       1.4%
                                                        =====       =====       =====      =====

SIX MONTHS ENDED MARCH 31, 2000 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1999

  Net Sales

     Net sales decreased 5.1% to $267.8 million for the six months ended March 31, 2000 from $282.3 million for the same period ended March 31, 1999. The decrease is primarily due to the effect of currency fluctuation and unfavorable global climate. The Euro weakened during the first half of fiscal year 2000 and was weaker overall compared to the same period of fiscal year 1999. In constant dollars, sales decreased 1.9% to $273.7 million for the first half of fiscal year 2000 from $278.9 million for the first half of fiscal year 1999. Geographically, sales decreased in North America due to overstocking of canned and frozen vegetables. Europe and the Middle East had similar issues; but were further impacted by climatic problems. The

Company's business is subject to seasonal fluctuations and, therefore, the sales for the first half of a fiscal year are not necessarily indicative of those to be expected in any other interim period or for an entire fiscal year.

  Gross Profit

     Gross profit decreased 7.7% to $162.2 million for the six months ended March 31, 2000 from $175.7 million for the six months ended March 31, 1999. Gross margin decreased to 60.6% for the six months ended March 31, 2000 from 62.2% for the six months ended March 31, 1999. The decrease in gross margin was partially due to a change in the product mix for North American sales with a higher volume of lower margin seeds and an overall decrease in higher margin sales in Europe and the Middle East. Another contributing factor was increased inventory provisions due to low quality seeds.

  Research and Development Expenses

     Research and development expenses decreased 6.4% to $29.2 million for the six months ended March 31, 2000 from $31.2 million for the six months ended March 31, 1999. This decrease was primarily due to the impact of the weaker Euro as the Company has significant research and development activities in the Netherlands, France, Spain and Italy.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 1.3% to $101.4 million for the six months ended March 31, 2000 from $100.1 million for the six months ended March 31, 1999. The increase is due to approximately $.6 million in non-recurring severance costs related to the restructuring of the Company's North American operations. Additionally the Company incurred approximately $1.0 million of expenses related to programs designed to maximize the efficiency of Seminis' product pipeline.

  Amortization of Intangible Assets

     Amortization of intangible assets increased 9.8% to $15.0 million for the six months ended March 31, 2000 from $13.7 million for the six months ended March 31, 1999. This increase was primarily due to amortization of goodwill and intangible assets relating to the additional 25% acquisition of Hungnong Seed Co., Ltd., a South Korean subsidiary, in August 1999. In addition, the Korean Won strengthened during the first half of fiscal 2000 compared to the same fiscal period in 1999, resulting in additional amortization recorded in U.S. dollars. Also in the six months ended March 31, 2000, the Company recorded amortization as a result of the purchase of the seedless watermelon germplasm of Barham Seeds, Inc. in July 1999.

  Interest Expense, Net

     Interest expense, net, decreased 41.8% to $13.8 million for the six months ended March 31, 2000 from $23.7 million for the six months ended March 31, 1999. Both the refinancing of Seminis' credit agreements during fiscal year 1999 and the repayment of debt using the proceeds from the Company's initial public offering in June 1999 resulted in a lower average debt balance for the six months ended March 31, 2000 compared to the same period in fiscal year 1999.

  Other Non-Operating Expense, Net

     Seminis had other non-operating expense, net, of $2.0 million for the six months ended March 31, 2000 as compared to $.2 million for the six months ended March 31, 1999. Other non-operating expense, net, for the six months ended March 31, 2000 includes a foreign currency loss of $2.7 million and other income of $.7 million primarily relating to the sale of fixed assets. The foreign currency loss is primarily due to a loss recorded by SVS Holland on its U.S. dollar denominated loan. Other non-operating expense, net, for the six months ended March 31, 1999 includes a foreign currency gain of $1.7 million primarily due to the Hungnong intercompany loan and a minority interest provision of $1.5 million related to the 25% minority interest in Hungnong.

  Income Tax Expense

     Income tax expense decreased 82.4% to $.5 million for the six months ended March 31, 2000 from $2.8 million for the six months ended March 31, 1999. The decrease in income tax expense was the result of lower consolidated pretax income and the mix of worldwide income.

  Net Income

     Net income was $.3 million for the six months ended March 31, 2000 as compared to $4.1 million for the six months ended March 31, 1999. This decrease was due primarily to lower overall sales and gross margins partially offset by lower interest expense, net.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

  Net Sales

     Net sales decreased 5.5% to $186.6 million for the three months ended March 31, 2000 from $197.5 million for the three months ended March 31, 1999. The decrease is primarily due to the effect of currency fluctuation. The Euro weakened further during the second quarter of fiscal 2000 and was weaker overall compared to the same period in fiscal 1999. In constant dollars, sales decreased 1.9% to $191.7 million for the second quarter of fiscal 2000 from $195.5 million for the same period in fiscal 1999. Unfavorable climate around the world, processor consolidation and over supply of canned and frozen vegetables are other factors affecting the volume shortfall. The Company's business is subject to seasonal fluctuations and, therefore, the sales for the second quarter of a fiscal year are not necessarily indicative of those to be expected in any other interim period or for an entire fiscal year.

  Gross Profit

     Gross profit decreased 8.8% to $111.9 million for the three months ended March 31, 2000 from $122.7 million for the three months ended March 31, 1999. Gross margin decreased to 59.9% for the three months ended March 31, 2000 from 62.1% for the three months ended March 31, 1999. The decrease in gross margin was due to both changes in the North American product mix and an overall decrease in higher margin sales in Europe and the Middle East. Higher inventory provisions due to low quality seeds also affected gross profit. Without the aforementioned inventory write-off, gross margin would have been 62.4% for the second quarter of fiscal 2000.

  Research and Development Expenses

     Research and development expenses decreased 20.9% to $13.5 million for the three months ended March 31, 2000 from $17.0 million for the three months ended March 31, 1999. This decrease was primarily due to a $2.1 million charge related to Seminis' research incentive program taken in the second quarter of fiscal 1999 compared to a charge of approximately $1.0 million in the same period of fiscal 2000 for the final installment of the program. The incentive program launched in the second quarter of fiscal 1999, is part of Seminis' continuing efforts to attract and retain industry leading breeders and research personnel. The decrease is also the result of the currency impact of the weaker Euro during the second quarter of fiscal 2000 compared to the same period in fiscal 1999. The Company has significant research and development activities in the Netherlands, France, Spain and Italy.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 3.7% to $52.0 million for the three months ended March 31, 2000 from $50.1 million for the three months ended March 31, 1999. The increase is due to approximately $.6 million in non-recurring severance costs related to the restructuring of the Company's North American operations. Additionally the Company incurred approximately $1.0 million of expenses related to programs designed to maximize the efficiency of Seminis' product pipeline.

  Amortization of Intangible Assets

     Amortization of intangible assets increased 9.2% to $7.6 million for the three months ended March 31, 2000 from $6.9 million for the three months ended March 31, 1999. This increase was primarily due to amortization of goodwill and intangible assets relating to the additional 25% acquisition of Hungnong Seed Co., Ltd., a South Korean subsidiary, in August 1999. In addition, the Korean Won strengthened during the three months ended March 31, 2000 compared to the same fiscal period last year, resulting in additional amortization recorded in U.S. dollars. Also in the three months ended March 31, 2000, the Company recorded amortization as a result of the purchase of the seedless watermelon germplasm of Barham Seeds, Inc. in July 1999.

  Interest Expense, Net

     Interest expense, net, decreased 45.6% to $7.1 million for the three months ended March 31, 2000 from $13.0 million for the three months ended March 31, 1999. Both the refinancing of Seminis' credit agreements during fiscal year 1999 and the repayment of debt using the proceeds from the Company's initial public offering in June 1999 resulted in a lower average debt balance for the three months ended March 31, 2000 compared to the same period in fiscal year 1999.

  Other Non-Operating Expense, Net

     Seminis had other non-operating expense, net, of $2.8 million for the three months ended March 31, 2000 as compared to other non-operating expense, net, of $2.3 million for the three months ended March 31, 1999. Other non-operating expense, net, for the three months ended March 31, 2000 includes a foreign currency loss of $3.3 million and other income of $.5 million primarily related to the sale of fixed assets. The foreign currency loss is primarily due to a loss recorded by SVS Holland on its U.S. dollar denominated loan. Other non-operating expense, net, for the three months ended March 31, 1999 includes a foreign currency loss of $.7 million primarily related to the Hungnong intercompany loan and a minority interest provision of $1.2 million related to the 25% minority interest in Hungnong.

  Income Tax Expense

     Income tax expense decreased 12.3% to $9.5 million for the three months ended March 31, 2000 from $10.8 million for the three months ended March 31, 1999. The decrease in income tax expense was a result of lower consolidated pre-tax income and the mix of worldwide income.

  Net Income

     Net income was $19.4 million for the three months ended March 31, 2000 as compared to $22.5 million for the three months ended March 31, 1999. This decrease was due primarily to lower overall sales and gross margins partially offset by lower interest expense, net.

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

  Liquidity and Capital Resources

     Seminis has historically relied on commercial bank borrowings to finance its operations and internal infrastructure, on commercial bank borrowings and equity investments by its stockholders to finance its acquisition and internal investment programs and on loans from Savia to finance working capital requirements.

     Net cash used in operating activities decreased to $34.3 million in the first six months of fiscal year 2000 from $77.3 million for the comparable period in fiscal year 1999 primarily due to seasonal working capital needs and an increase in accounts payable because of higher inventory levels.

     Net cash used in investing activities decreased to $22.1 million for the six months ended March 31, 2000 compared to $47.7 million for the six months ended March 31, 1999. The change is primarily the result of the Company's acquisition of Agroceres in November 1998 and the additional 5% purchase of Hungnong from minority shareholders in December 1998 compared to no acquisition activities during the six months ended March 31, 2000. The decrease in net cash used in investing activities was slightly offset by capital expenditures of $23.9 million in fiscal 2000 compared to $19.8 million in fiscal 1999. The capital expenditure increase was due to the investment in Seminis' new operating facility and headquarters.

     Seminis' total indebtedness as of March 31, 2000 was $388.3 million, of which $328.4 million were borrowings under the Syndicated Credit Agreement. Other borrowings consisted of $19.6 million within the United States, $16.3 million by the South Korean subsidiaries and $24.0 million by other foreign subsidiaries.

     The Company was not in compliance with a financial ratio covenant at March 31, 2000 and has received a waiver from the lenders under the Syndicated Credit Agreement.

     In April and May 2000, the Company received advances of $22.0 million and $14.0 million, respectively, from Savia to finance additional working capital requirements.

     Seminis believes that existing cash balances and available financing from Savia will be sufficient to meet anticipated cash requirements for the foreseeable future based on Seminis' current level of operations. There can be no assurance that additional capital beyond the amounts currently forecasted by Seminis will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as required by Seminis.

     Except for the SVS Holland debt described below, Seminis' exposure to foreign currency fluctuations is primarily foreign currency gains or losses that occur from intercompany loans and receivables between Seminis Vegetable Seeds, Inc., the Company's main U.S. operating subsidiary, and its foreign subsidiaries. SVS Holland, whose functional currency is the Dutch Guilder, owes approximately $45.5 million in U.S. dollar denominated debt. SVS Holland hedged the majority of its debt position during the first quarter of fiscal year 2000 through forward foreign exchange contracts. In late December 1999, SVS Holland terminated its foreign forward exchange contracts, and, as a result on March 31, 2000, SVS Holland had an unhedged U.S. dollar liability of approximately $45.5 million.

  Impact of Year 2000 Issue

     The Year 2000 issue involves the potential for system and processing failures of date-related information resulting from computer-controlled systems using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk disclosures set forth in the 1999 Form 10-K have not changed significantly through the second quarter ended March 31, 2000.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved from time to time as a defendant in various lawsuits arising in the normal course of business. Seminis believes that no current claims, individually or in the aggregate, will have a material adverse effect on Seminis' business, results of operations, or financial condition.

     Since our 1999 Form 10-K filed December 28, 1999 there have been no material changes in legal proceedings discussed in such Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K for the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000                        SEMINIS, INC.

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