Form 10-Q
period 2000-06-30
SEMINIS INC
filed 2000-08-14
CIK 1078259

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-26519

                                 SEMINIS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      36-0769130
           (STATE OF INCORPORATION)                           (I.R.S. EMPLOYER
                                                           IDENTIFICATION NUMBER)

       2700 CAMINO DEL SOL, CALIFORNIA                             93030
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 805-918-2740

                      1905 LIRIO AVENUE, CALIFORNIA, 93004
  (FORMER NAME, ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

     Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of August 7, 2000, the Registrant had 13,975,764 registered shares of Class A Common Stock, $0.01 par value per share, issued and outstanding, and 45,848,622 unregistered shares of Class B Common Stock, $0.01 par value per share, issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 SEMINIS, INC.

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets as of June 30, 2000 and
         September 30, 1999..........................................    1
         Consolidated Statements of Operations for the Three and Nine
         Months Ended June 30, 2000 and 1999.........................    2
         Consolidated Statements of Stockholders' Equity for the Nine
         Months Ended June 30, 2000..................................    3
         Consolidated Statements of Cash Flows for the Nine Months
         Ended June 30, 2000 and 1999................................    4
         Notes to Consolidated Financial Statements..................    5
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................    8
         Quantitative and Qualitative Disclosures About Market
Item 3.  Risk........................................................   13

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   13
Item 6.  Exhibits and Reports on Form 8-K............................   14
         Signatures..................................................   15
         Exhibit Index...............................................   16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 SEMINIS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                   AS OF           AS OF
                                                                 JUNE 30,      SEPTEMBER 30,
                                                                   2000            1999
                                                                -----------    -------------
                                                                (UNAUDITED)
Current assets
  Cash and cash equivalents.................................    $   13,421       $  19,068
  Accounts receivable, net..................................       196,393         171,283
  Inventories...............................................       316,075         301,744
  Refundable income taxes...................................            --           4,144
  Prepaid expenses and other current assets.................         5,511           3,582
                                                                ----------       ---------
         Total current assets...............................       531,400         499,821
Property, plant and equipment, net..........................       235,333         226,635
Intangible assets, net......................................       241,192         242,275
Other assets................................................        18,768          24,631
                                                                ----------       ---------
                                                                $1,026,693       $ 993,362
                                                                ==========       =========

LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings.....................................    $   25,113       $   6,591
  Current maturities of long-term debt......................        29,967          20,563
  Accounts payable..........................................        42,959          54,681
  Accrued liabilities.......................................        85,489          68,811
                                                                ----------       ---------
         Total current liabilities..........................       183,528         150,646
Long-term debt..............................................       311,441         315,424
Deferred income taxes.......................................         7,227          30,453
Minority interest in subsidiaries...........................         1,553           1,124
                                                                ----------       ---------
         Total liabilities..................................       503,749         497,647
                                                                ----------       ---------
Commitments and contingencies
Mandatorily redeemable stock
  Class B Redeemable Preferred Stock, $0.01 par value; 25
    shares authorized as of June 30, 2000 and September
    30,1999; 25 shares issued and outstanding as of June 30,
    2000 and September 30, 1999.............................        25,000          25,000
                                                                ----------       ---------
         Total mandatorily redeemable stock.................        25,000          25,000
                                                                ----------       ---------
Stockholders' equity
  Class C Preferred Stock, $0.01 par value; 12 and 9 shares
    authorized as of June 30, 2000 and September 30, 1999,
    respectively; 9 and 4 shares issued and outstanding as
    of June 30, 2000 and September 30, 1999, respectively...             1               1
  Class A Common Stock, $0.01 par value; 91,000 shares
    authorized as of June 30, 2000 and September 30, 1999;
    13,976 and 13,750 shares issued and outstanding as of
    June 30, 2000 and September 30, 1999, respectively......           140             138
  Class B Common Stock, $0.01 par value; 60,229 shares
    authorized as of June 30, 2000 and September 30, 1999;
    45,848 and 46,074 shares issued and outstanding as of
    June 30, 2000 and September 30, 1999, respectively......           459             461
  Additional paid-in capital................................       686,517         640,357
  Accumulated deficit.......................................      (179,865)       (155,299)
  Accumulated other comprehensive loss......................        (9,308)        (14,943)
                                                                ----------       ---------
         Total stockholders' equity.........................       497,944         470,715
                                                                ----------       ---------
                                                                $1,026,693       $ 993,362
                                                                ==========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SEMINIS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                     ENDED JUNE 30,          ENDED JUNE 30,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
                                                      (UNAUDITED)             (UNAUDITED)
Net sales.......................................  $114,360    $124,745    $382,150    $407,056
Cost of goods sold..............................    59,636      47,573     165,227     154,184
                                                  --------    --------    --------    --------
  Gross profit..................................    54,724      77,172     216,923     252,872
                                                  --------    --------    --------    --------
Operating expenses
  Research and development expenses.............    14,517      16,494      43,739      47,719
  Selling, general and administrative
     expenses...................................    61,660      49,042     163,082     149,155
  Amortization of intangible assets.............     7,464       6,760      22,455      20,417
                                                  --------    --------    --------    --------
          Total operating expenses..............    83,641      72,296     229,276     217,291
                                                  --------    --------    --------    --------
Income (loss) from operations...................   (28,917)      4,876     (12,353)     35,581
                                                  --------    --------    --------    --------
Other income (expense)
  Interest income...............................       755       1,524       2,037       4,104
  Interest expense..............................    (9,229)    (12,754)    (24,285)    (39,018)
  Foreign currency gain (loss)..................      (479)       (719)     (3,204)        946
  Other, net....................................    10,023         619      10,786      (1,208)
                                                  --------    --------    --------    --------
                                                     1,070     (11,330)    (14,666)    (35,176)
Income (loss) before income taxes and
  extraordinary items...........................   (27,847)     (6,454)    (27,019)        405
Income tax benefit (expense)....................     8,600       1,821       8,113        (952)
                                                  --------    --------    --------    --------
Net loss before extraordinary items.............   (19,247)     (4,633)    (18,906)       (547)
                                                  --------    --------    --------    --------
Extraordinary items, net of tax of $2,435.......        --      (3,973)         --      (3,973)
                                                  --------    --------    --------    --------
Net loss........................................   (19,247)     (8,606)    (18,906)     (4,520)
Preferred stock dividends.......................    (2,366)     (1,306)     (5,660)     (2,644)
Accretion of Old Class B Redeemable Common
  Stock.........................................        --        (699)         --      (2,223)
                                                  --------    --------    --------    --------
Net loss available for common stockholders......  $(21,613)   $(10,611)   $(24,566)   $ (9,387)
                                                  ========    ========    ========    ========
Net loss available for common stockholders per
  common share, basic and diluted:
Loss before extraordinary items available for
  common stockholders...........................  $  (0.36)   $  (0.17)   $  (0.41)   $  (0.14)
Extraordinary items.............................        --       (0.10)         --       (0.10)
                                                  --------    --------    --------    --------
Net loss available for common stockholders......  $  (0.36)   $  (0.27)   $  (0.41)   $  (0.24)
                                                  ========    ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SEMINIS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      CLASS C           CLASS A           CLASS B                                   ACCUMULATED
                                  PREFERRED STOCK    COMMON STOCK      COMMON STOCK     ADDITIONAL                     OTHER
                                  ---------------   ---------------   ---------------    PAID-IN     ACCUMULATED   COMPREHENSIVE
                                  NUMBER   AMOUNT   NUMBER   AMOUNT   NUMBER   AMOUNT    CAPITAL       DEFICIT         LOSS
                                  ------   ------   ------   ------   ------   ------   ----------   -----------   -------------
BALANCE, SEPTEMBER 30, 1999.....    4        $1     13,750    $138    46,074    $461     $640,357     $(155,299)     $(14,943)
Comprehensive income
  Net loss (Unaudited)..........   --        --        --       --       --       --           --       (18,906)           --
  Translation adjustment
    (Unaudited).................   --        --        --       --       --       --           --            --         5,635
Conversion of shares
  (Unaudited)...................   --        --       226        2     (226)      (2)          --            --            --
Issuance of Class C Preferred
  Stock (Unaudited).............    4        --        --       --       --       --       42,000            --            --
Dividends on Class B Redeemable
  Preferred Stock (Unaudited)...   --        --        --       --       --       --           --        (1,500)           --
Dividends on Class C Preferred
  Stock (Unaudited).............    1        --        --       --       --       --        4,160        (4,160)           --
                                    --       --     ------    ----    ------    ----     --------     ---------      --------
BALANCE, JUNE 30, 2000
  (UNAUDITED)...................    9        $1     13,976    $140    45,848    $459     $686,517     $(179,865)     $ (9,308)
                                    ==       ==     ======    ====    ======    ====     ========     =========      ========


                                      TOTAL
                                  STOCKHOLDERS'
                                     EQUITY
                                  -------------
BALANCE, SEPTEMBER 30, 1999.....    $470,715
                                    --------
Comprehensive income
  Net loss (Unaudited)..........     (18,906)
  Translation adjustment
    (Unaudited).................       5,635
                                    --------
                                     (13,271)
Conversion of shares
  (Unaudited)...................          --
Issuance of Class C Preferred
  Stock (Unaudited).............      42,000
Dividends on Class B Redeemable
  Preferred Stock (Unaudited)...      (1,500)
Dividends on Class C Preferred
  Stock (Unaudited).............          --
                                    --------
BALANCE, JUNE 30, 2000
  (UNAUDITED)...................    $497,944
                                    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SEMINIS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE NINE MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................  $(18,906)   $(4,520)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................    36,322     34,747
     Deferred income tax benefit............................   (24,690)    (2,464)
     Other..................................................    (9,816)     6,483
     Changes in assets and liabilities:
       Accounts receivable..................................   (31,994)   (64,932)
       Inventories..........................................   (20,212)   (21,382)
       Prepaid expenses and other assets....................     4,470     (1,789)
       Current income taxes.................................    14,961     (2,377)
       Accounts payable.....................................   (10,665)   (20,108)
       Other liabilities....................................     7,445     (3,478)
                                                              --------    -------
          Net cash used in operating activities.............   (53,085)   (79,820)
                                                              --------    -------
Cash flows from investing activities:
  Purchases of fixed and intangible assets..................   (32,664)   (33,971)
  Proceeds from disposition of assets.......................     5,509      1,738
  Exercise of Hungnong put option...........................        --     (8,673)
  Agroceres acquisition, net of cash acquired...............        --    (19,695)
  Proceeds from sale of MBS' assets.........................     9,712         --
  Other.....................................................      (898)    (2,280)
                                                              --------    -------
          Net cash used in investing activities.............   (18,341)   (62,881)
                                                              --------    -------
Cash flows from financing activities:
  Borrowings under long-term debt...........................    57,872     79,432
  Repayments of long-term debt..............................   (51,421)        --
  Demand note from bank.....................................        --      8,975
  Net short-term borrowings.................................    19,188         --
  Intercompany advance from Savia...........................        --     20,000
  Class B Redeemable Preferred Stock dividends..............    (1,500)    (1,500)
  Issuance of Class C Preferred Stock.......................    42,000     30,000
                                                              --------    -------
          Net cash provided by financing activities.........    66,139    136,907
                                                              --------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (360)      (104)
                                                              --------    -------
Decrease in cash and cash equivalents.......................    (5,647)    (5,898)
Cash and cash equivalents, beginning of period..............    19,068     28,895
                                                              --------    -------
Cash and cash equivalents, end of period....................  $ 13,421    $22,997
                                                              ========    =======

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

  Supplementary Cash Flow Information

                                                              NINE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                 (UNAUDITED)
Cash paid for interest......................................  $24,087    $42,995
Cash paid for income taxes..................................    1,616      5,793
Supplemental non-cash transactions:
  Issuance of preferred stock in payment of Class C
     Preferred Stock dividends..............................    4,160      1,144
  Conversion of subordinated debt due Savia.................       --     35,857
  Conversion of Old Class B Redeemable Common Stock.........       --     50,639

  Income (Loss) per Common Share

     Net income (loss) per common share has been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic net income (loss) per common share is computed by dividing net income (loss) available for common stockholders by the average number of common shares outstanding during each period. Net income (loss) available for common stockholders represents reported net income (loss) less preferred stock dividends and, in fiscal year 1999, accretion of redemption value for Old Class B Redeemable Common Stock. Diluted net income (loss) per common share reflects the potential dilution that could occur if dilutive securities and other contracts were exercised or converted into common stock or resulted in the issuance of common stock. The following table provides a reconciliation of net income (loss) before extraordinary items available for common stockholders and sets

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

forth the computation for basic and diluted net income (loss) before extraordinary items available for common stockholders per share.

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    -------------------    -------------------
                                                      2000       1999        2000       1999
                                                    --------    -------    --------    -------
                                                        (UNAUDITED)            (UNAUDITED)
Numerator for Basic and Diluted:
Loss before extraordinary items...................  $(19,247)   $(4,633)   $(18,906)   $  (547)
Preferred stock dividends.........................    (2,366)    (1,306)     (5,660)    (2,644)
Accretion of Old Class B Redeemable Common
  Stock...........................................        --       (699)         --     (2,223)
                                                    --------    -------    --------    -------
     Loss available for common stockholders (basic
       & diluted).................................  $(21,613)   $(6,638)   $(24,566)   $(5,414)
                                                    ========    =======    ========    =======
Denominator -- Shares:
Weighted average common shares outstanding
  (basic).........................................    59,824     39,867      59,824     38,639
Add potential common shares:
  Old Class B Redeemable Common Stock.............        --      6,207          --      6,583
  Exercisable stock options.......................        --         --          --         --
Less antidilutive effect of potential common
  shares..........................................        --     (6,207)         --     (6,583)
                                                    --------    -------    --------    -------
     Weighted average common shares outstanding
       (diluted)..................................    59,824     39,867      59,824     38,639
                                                    ========    =======    ========    =======
Loss before extraordinary items available for
  common stockholders per common share:
     Basic........................................  $  (0.36)   $ (0.17)   $  (0.41)   $ (0.14)
     Diluted......................................     (0.36)     (0.17)      (0.41)     (0.14)
                                                    ========    =======    ========    =======

NOTE 2 -- INVENTORIES

     Inventories consist of the following:

                                                      JUNE 30,      SEPTEMBER 30,
                                                        2000            1999
                                                     -----------    -------------
                                                     (UNAUDITED)
Seed...............................................   $269,405        $257,774
Unharvested crop growing costs.....................     13,746          28,504
Supplies...........................................     32,924          15,466
                                                      --------        --------
                                                      $316,075        $301,744
                                                      ========        ========

NOTE 3 -- GLOBAL RESTRUCTURING AND OPTIMIZATION PLAN

     In February 2000, the Company announced a global cost saving initiative designed to streamline operations, increase utilization of facilities and improve efficiencies. The first phase of the initiative focused on North American operations. In June 2000, the Company announced the second phase, which was targeted at its global operations. The key elements to Seminis' global restructuring and optimization plan involve:

     - Reorganizing its 10 legacy seed companies into four geographical regions;

     - Reducing operation and production facilities from 21 to 6;

     - Reducing headcount resulting from the reorganization and facility consolidation;

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     - Rationalizing the product portfolio;

     - Implementing an advanced global logistics management information system; and

     - Divesting non-strategic assets.

     In connection with the restructuring plan, the Company recorded nonrecurring pre-tax charges to operations of approximately $34.2 million for restructuring costs that included severance and other exit costs, inventory write-downs and costs associated with streamlining the products portfolio. Of this amount, $18.4 million was included in cost of goods sold for inventory write-downs, $7.7 million of which was recorded in the second quarter. The remaining $15.8 million was included in selling, general and administrative expenses, $0.6 million of which was recorded in the second quarter, and consists primarily of severance costs. These relate to approximately 600 employees worldwide in both operation and administrative groups.

     The Company commenced the restructuring during fiscal 2000, and expects to complete the plan by fiscal 2001. Further elements of the plan will be initiated in the future and should be completed by fiscal 2002.

     Components of the restructuring charges are as follows:

                                                                                BALANCE AT
                                                          TOTAL     AMOUNTS      JUNE 30,
                                                         CHARGES    INCURRED       2000
                                                         -------    --------    ----------
Write-downs of inventory...............................   $18.4      $18.4        $  --
Severance and related expenses.........................    14.0         --         14.0
Other..................................................     1.8        1.8           --
                                                          -----      -----        -----
          Total........................................   $34.2      $20.2        $14.0
                                                          =====      =====        =====

     As part of the strategy to divest of non-strategic assets, in June 2000, the Company sold the assets of MBS, Inc., a U.S. subsidiary in the soybean seed business. The total purchase price was $11.9 million, from which the Company recorded a gain of $10.6 million, which is included in other non-operating income.

NOTE 4 -- BORROWINGS

     In June 2000, the Company amended its credit agreement to provide for more relaxed financial covenant ratios as well as to allow for the needed expenses related to the Global Restructuring and Optimization Plan. The Company also entered into a security agreement with its lenders that collateralized its receivables, general intangibles and inventory.

NOTE 5 -- CLASS C PREFERRED STOCK CONVERSIONS

     In April, May and June 2000, the Company received advances of $22.0 million, $14.0 million and $6.0 million, respectively, from Savia to finance additional working capital requirements. These advances were converted to Class C Preferred Stock that pays dividends quarterly in kind at 10% per annum.

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

RESULTS OF OPERATIONS

     The table below sets forth Seminis' results of operations data expressed as a percentage of net sales.

                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             JUNE 30,                JUNE 30,
                                                        ------------------      ------------------
                                                         2000        1999        2000        1999
                                                        ------      ------      ------      ------
                                                           (UNAUDITED)             (UNAUDITED)
Net sales.............................................  100.0%      100.0%      100.0%      100.0%
                                                        -----       -----       -----       -----
Gross profit..........................................   47.8        61.9        56.8        62.1
Research and development expenses.....................   12.7        13.2        11.4        11.7
Selling, general and administrative expenses..........   53.9        39.3        42.7        36.6
Amortization of intangible assets.....................    6.5         5.4         5.9         5.0
                                                        -----       -----       -----       -----
Income (loss) from operations.........................  (25.3)        4.0        (3.2)        8.8
Interest expense, net.................................   (7.4)       (9.0)       (5.8)       (8.6)
Other non-operating income (expense), net.............    8.4        (0.1)        2.0        (0.1)
                                                        -----       -----       -----       -----
Income (loss) before income taxes and extraordinary
  items...............................................  (24.3)       (5.1)       (7.0)        0.1
Income tax benefit (expense)..........................    7.5         1.5         2.1        (0.2)
                                                        -----       -----       -----       -----
Net loss before extraordinary items...................  (16.8)       (3.6)       (4.9)       (0.1)
Extraordinary items, net of tax.......................     --        (3.2)         --        (1.0)
                                                        -----       -----       -----       -----
Net loss..............................................  (16.8)%      (6.8)%      (4.9)%      (1.1)%
                                                        =====       =====       =====       =====

NINE MONTHS ENDED JUNE 30, 2000 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1999

  Net Sales

     Net sales decreased 6.1% to $382.2 million for the nine months ended June 30, 2000 from $407.1 million for the same period ended June 30, 1999. The decrease is primarily due to the $16.5 million impact from currency fluctuation and the unfavorable horticultural industry in North America. The Euro weakened during the nine months ended June 30, 2000 and was weaker overall compared to the same period of fiscal year 1999. Geographically, sales decreased in North America due to the prolonged slump in the fresh produce prices at the grower level that led to reductions in planted acreage, particularly in fresh market tomato, onion and lettuce. The South American market continued with strong performance in Colombia and Venezuela, even though vegetable prices were depressed in Argentina, Chile and Ecuador due to reduced consumption. Europe and the Middle East are slightly behind last year due to adverse climatic condition. The Far East outperformed last year both in volume and margin. The Company's business is subject to seasonal fluctuations and, therefore, the sales for the first nine months of a fiscal year are not necessarily indicative of those to be expected in any other interim period or for an entire fiscal year.

  Gross Profit

     Gross profit decreased 14.2% to $216.9 million for the nine months ended June 30, 2000 from $252.9 million for the nine months ended June 30, 1999. Gross margin decreased to 56.8% for the nine months ended June 30, 2000 from 62.1% for the nine months ended June 30, 1999. The primary contributing factor to a lower gross margin in fiscal year 2000 was the $18.4 million inventory written-off in connection with the implementation of the Company's Global Restructuring and Optimization Plan.

  Research and Development Expenses

     Research and development expenses decreased 8.3% to $43.7 million for the nine months ended June 30, 2000 from $47.7 million for the nine months ended June 30, 1999. This decrease was primarily due to the impact of the weaker Euro as the Company has significant research and development activities in the Netherlands, France, Spain and Italy.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 9.3% to $163.1 million for the nine months ended June 30, 2000 from $149.2 million for the nine months ended June 30, 1999. The increase is due to approximately $14.0 million in severance costs and approximately $1.8 million of expenses due to programs designed to maximize the efficiency of Seminis' product pipeline that related to the Company's Global Restructuring and Optimization Plan. Offsetting these increases were lower overhead expenses resulting from the Company's continued cost containing measures.

  Amortization of Intangible Assets

     Amortization of intangible assets increased 10.0% to $22.5 million for the nine months ended June 30, 2000 from $20.4 million for the nine months ended June 30, 1999. This increase was primarily due to amortization of goodwill relating to the acquisition of an additional 25% of Hungnong Seed Co., Ltd., a South Korean subsidiary, in August 1999. In addition, the Korean Won strengthened during the first nine months of fiscal 2000 compared to the same period in fiscal 1999, resulting in additional amortization recorded in U.S. dollars. Also, in the nine months ended June 30, 2000, the Company recorded amortization as a result of the purchase of the seedless watermelon germplasm of Barham Seeds, Inc. in July 1999.

  Interest Expense, Net

     Interest expense, net, decreased 36.3% to $22.2 million for the nine months ended June 30, 2000 from $34.9 million for the nine months ended June 30, 1999. Both the 1999 refinancing of Seminis' credit agreements and the repayment of debt using the proceeds from the Company's initial public offering in July 1999 resulted in a lower average debt balance for the nine months ended June 30, 2000 compared to the same period in fiscal year 1999.

  Other Non-Operating Income (Expense), Net

     Seminis had other non-operating income, net, of $7.6 million for the nine months ended June 30, 2000 as compared to other non-operating expense, net, of $0.3 million for the nine months ended June 30, 1999. Other non-operating income, net, for the nine months ended June 30, 2000 included a gain on the asset sale of MBS, a soybean subsidiary, of $10.6 million, a foreign currency loss of $3.2 million and other gains from the disposition of fixed assets. The foreign currency loss was principally due to a charge recorded by SVS Holland on its U.S. dollar denominated loan. Other non-operating expense, net, for the nine months ended June 30, 1999 included a foreign currency gain of $0.9 million primarily due to the Hungnong intercompany loan and a minority interest provision of $1.1 million related to the 25% minority interest in Hungnong.

  Income Tax Benefit (Expense)

     Income tax benefit increased to $8.1 million for the nine months ended June 30, 2000 from income tax expense of $1.0 million for the nine months ended June 30, 1999. The increase in income tax benefit was the result of lower consolidated pretax income.

  Loss before Extraordinary Items

     Loss before extraordinary items was $18.9 million for the nine months ended June 30, 2000 as compared to $0.5 million for the nine months ended June 30, 1999. This increase in loss was due primarily to lower overall sales, reduced gross margins and non-recurring expenses partially offset by lower interest expense, net.

  Extraordinary Items

     The extraordinary item for the nine months ended June 30, 1999 was the write-off of unamortized loan fees of $4.0 million, net of taxes. The fee was written-off in connection with Seminis' borrowing of $473.0 million under the fiscal year 1999 credit agreement and the repayment of the old credit agreement.

  Net Loss

     Net loss was $18.9 million for the nine months ended June 30, 2000 as compared to $4.5 million for the nine months ended June 30, 1999. The same factors discussed earlier contributed to the increase.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

  Net Sales

     Net sales decreased 8.3% to $114.4 million for the three months ended June 30, 2000 from $124.7 million for the three months ended June 30, 1999. The decrease was primarily due to the effect of currency fluctuation and the depressed North American vegetable market. The currency impact of $4.5 million was mainly due to the weakening of the Euro during the third quarter of fiscal 2000; the Euro was weaker overall compared to the same period in fiscal 1999. The prolonged decline in fresh produce prices at the grower level in North America resulted in the reduction of planted acreage that in turn affected seed sales. Europe and the Middle East bounced back considerably after a lackluster performance in the first half of fiscal 2000. The Far East continued in its growth mode with volume increases complimented by price increases. South America edged forward despite consumption set backs in Argentina, Chile and Ecuador. The Company's business is subject to seasonal fluctuations and, therefore, the sales for the third quarter of a fiscal year are not necessarily indicative of those to be expected in any other interim period or for an entire fiscal year.

  Gross Profit

     Gross profit decreased 29.1% to $54.7 million for the three months ended June 30, 2000 from $77.2 million for the three months ended June 30, 1999. Gross margin decreased to 47.8% for the three months ended June 30, 2000 from 61.9 % for the three months ended June 30, 1999. The decrease in gross margin was primarily due to a $10.7 million inventory write-off in connection with the implementation of the Company's Global Restructuring and Optimization Plan. The weak agricultural economy, particularly in North America, also generated demand for less expensive seeds that further deteriorated the margin. Without the aforementioned inventory write-off, gross margin would have been 57.2% for the third quarter of fiscal 2000.

  Research and Development Expenses

     Research and development expenses decreased 12.0% to $14.5 million for the three months ended June 30, 2000 from $16.5 million for the three months ended June 30, 1999. This decrease was primarily due to a $2.2 million charge related to Seminis' research incentive program taken in the third quarter of fiscal 1999. The incentive program, launched in the second quarter of fiscal 1999, is part of Seminis' continuing efforts to attract and retain industry leading breeders and research personnel.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 25.7% to $61.7 million for the three months ended June 30, 2000 from $49.0 million for the three months ended June 30, 1999. The increase was due to approximately $13.4 million in severance costs and approximately $0.8 million of expenses due to programs designed to maximize the efficiency of Seminis' product pipeline that related to the Company's Global Restructuring and Optimization Plan. Offsetting these increases were lower overhead expenses resulting from the Company's continued cost containing measures.

  Amortization of Intangible Assets

     Amortization of intangible assets increased 10.4% to $7.5 million for the three months ended June 30, 2000 from $6.8 million for the three months ended June 30, 1999. This increase was primarily due to amortization of goodwill and intangible assets relating to the acquisition of an additional 25% of Hungnong Seed Co., Ltd., a South Korean subsidiary, in August 1999. In addition, the Korean Won strengthened during the three months ended June 30, 2000 compared to the same fiscal period last year, resulting in additional amortization recorded in U.S. dollars. Also in the three months ended June 30, 2000, the Company recorded amortization as a result of the purchase of the seedless watermelon germplasm of Barham Seeds, Inc. in July 1999.

  Interest Expense, Net

     Interest expense, net, decreased 24.5% to $8.5 million for the three months ended June 30, 2000 from $11.2 million for the three months ended June 30, 1999. Both the 1999 refinancing of Seminis' credit agreements and the repayment of debt using the proceeds from the Company's initial public offering in July 1999 resulted in a lower average debt balance for the three months ended June 30, 2000 compared to the same period in fiscal year 1999.

  Other Non-Operating Income (Expense), Net

     Seminis had other non-operating income, net, of $9.5 million for the three months ended June 30, 2000 as compared to other non-operating expense, net, of $0.1 million for the three months ended June 30, 1999. Other non-operating income, net, for the three months ended June 30, 2000 included a $10.6 million gain on the asset sale of MBS, a soybean subsidiary, a foreign currency loss of $0.5 million and a minority interest provision of $0.5 million. The foreign currency loss is principally due to a loss recorded by SVS Holland on its U.S. dollar denominated loan. Other non-operating expense, net, for the three months ended June 30, 1999 included a foreign currency loss of $0.7 million primarily relating to the unhedged U.S. dollar denominated loan held by SVS Holland and a minority interest benefit of $0.5 million related to the 25% minority interest in Hungnong.

  Income Tax Benefit (Expense)

     Income tax benefit increased to $8.6 million for the three months ended June 30, 2000 from $1.8 million for the three months ended June 30, 1999. The increase in income tax benefit was a result of higher pre-tax loss related to the aforementioned factors.

  Loss before Extraordinary Items

     Loss before extraordinary items was $19.2 million for the three months ended June 30, 2000 as compared to $4.6 million for the three months ended June 30, 1999. This increase was due primarily to lower overall sales, reduced gross margins and non-recurring expenses partially offset by lower interest expense, net.

  Extraordinary Items

     The extraordinary item for the three months ended June 30, 1999 was the write-off of unamortized loan fees of $4.0 million, net of tax. The fees were written-off in connection with Seminis' borrowing of $473.0 million under the fiscal year 1999 credit agreement and the repayment of the old credit agreement.

  Net Loss

     Net loss increased to $19.2 million for the three months ended June 30, 2000 as compared to $8.6 million for the same period ended June 30, 1999. The same factors discussed earlier contributed to the increase.

  Seasonality

     The seed business is highly seasonal. Generally, net sales are highest in the second fiscal quarter due to increased demand from northern hemisphere growers who plant seed in the early spring. Seminis recorded 37.2% of its fiscal year 1999 net sales during its second fiscal quarter. Seminis has historically operated at a loss during the first and third fiscal quarters due to lower sales during such quarters. Seminis' results in any particular quarter should not be considered indicative of those to be expected for any other quarter or for a full year.

  Liquidity and Capital Resources

     Seminis has historically relied on commercial bank borrowings to finance its operations and internal infrastructure, on commercial bank borrowings and equity investments by its stockholders to finance its acquisition and internal investment programs and on advances from Savia to finance working capital requirements.

     Net cash used in operating activities decreased to $53.1 million in the first nine months of fiscal year 2000 from $79.8 million for the comparable period in fiscal year 1999. The decrease was mainly due to lower accounts receivable that resulted from lower sales in the first nine months of fiscal 2000 in comparison to the same period in fiscal 1999. Other changes in working capital included an increase in accounts payable due to higher inventory levels and an increase in other liabilities due to the restructuring accrual.

     Net cash used in investing activities decreased to $18.3 million for the nine months ended June 30, 2000 compared to $62.9 million for the nine months ended June 30, 1999. The change is primarily the result of the Company's acquisition of Agroceres in November 1998 and the acquisition of an additional 5% of Hungnong from minority shareholders in December 1998 compared to no acquisition or purchase activities during the nine months ended June 30, 2000. The decrease in net cash used in investing activities was also due to the proceeds from the sale of MBS' assets.

     Seminis' total indebtedness as of June 30, 2000 was $366.5 million, of which $310.8 million were borrowings under the current credit agreement. Other borrowings consisted of $19.1 million within the U.S., $8.9 million and $8.0 million by the Chilean and South Korean subsidiaries, respectively, and $19.7 million by other foreign subsidiaries.

     In April, May and June 2000, the Company received advances of $22.0 million, $14.0 million and $6.0 million from Savia, respectively, to finance additional working capital requirements. These advances were converted to Class C Preferred Stock that pay dividends quarterly in kind at 10% per annum.

     In June 2000, the Company amended its credit agreement to provide for more relaxed financial covenant ratios as well as to allow for the needed expenses related to the Global Restructuring and Optimization Plan.

The Company also entered into a security agreement with its lenders that collateralized its receivables, general intangibles and inventory.

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

     Except for the SVS Holland debt described below, Seminis' exposure to foreign currency fluctuations is primarily foreign currency gains or losses that occur from intercompany loans and receivables between Seminis Vegetable Seeds, Inc., the Company's main U.S. operating subsidiary, and its foreign subsidiaries. SVS Holland, whose functional currency is the Dutch Guilder, owes approximately $44.3 million in U.S. dollar denominated debt. SVS Holland hedged the majority of its debt position during the first quarter of fiscal year 2000 through forward foreign exchange contracts. In late December 1999, SVS Holland terminated its foreign forward exchange contracts. As of June 30, 2000, SVS Holland had an unhedged U.S. dollar liability of approximately $44.3 million.

  Impact of the Year 2000 Issue

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk disclosures set forth in the 1999 Form 10-K filed December 28, 1999 have not changed significantly through the third quarter ended June 30, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved from time to time as a defendant in various lawsuits arising in the normal course of business. Seminis believes that no current claims, individually or in the aggregate, will have a material adverse effect on Seminis' business, results of operations or financial condition.

     Since our 1999 Form 10-K filed December 28, 1999, there have been no material changes in legal proceedings discussed in such Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K for the quarter ended June 30, 2000.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  (a)1     Form of Underwriting Agreement
  (c)2     Merger Agreement by and between Seminis, Inc., an Illinois corporation and Seminis, Inc., a Delaware corporation
  (c)3.1   Certificate of Incorporation
  (c)3.2   Certificate of Designations of Class A Mandatorily
           Redeemable Preferred Stock and Class B Mandatorily
           Redeemable Preferred Stock of Seminis, Inc.
  (c)3.3   Certificate of Designations of Class C Redeemable Preferred
           Stock of Seminis, Inc.
  (c)3.4   By-Laws
  (c)4.1   Form of Class A Common Stock Certificate
  (a)4.2   Registration Rights Agreement by and among Seminis, Inc. and certain shareholders of Seminis, dated October 1, 1995
  (c)5     Opinion of Milbank, Tweed, Hadley & McCloy LLP
 (a)10.1   Seminis, Inc. 1998 Stock Option Plan
 (b)10.2   Amended and Restated Seminis, Inc. 1998 Stock Option Plan
 (a)10.3   Share Subscription Agreement by and between Seminis, Inc.
           and Hungnong Seed Co., Ltd., dated June 12, 1998
 (c)10.4   Form of New Credit Facility among Seminis, Inc., Seminis
           Vegetable Seeds, Inc., SVS Holland B.V., as borrowers,
           Harris Trust and Savings Bank, individually and as
           Administrative Agent, Bank of Montreal, individually and as
           Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of June 28, 1999
 (c)10.5   Form of Letter Agreement between Savia, S.A. de C.V. and
           Seminis, Inc. dated as of June 21, 1999
 (d)10.6   Second Amendment and Waiver to Credit Agreement dated as of
           June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds,
           Inc., SVS Holland B.V., as borrowers, Harris Trust and
           Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the
           Lenders from time to time parties thereto, as Lenders, dated as of June 29, 2000, effective March 31, 2000
 (d)10.7   Security Agreement Re: Accounts, Inventory and General
           Intangibles among Seminis, Inc., Seminis Vegetable Seeds,
           Inc., SVS Holland B.V., as borrowers, Harris Trust and
           Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the
           Lenders from time to time parties thereto, as Lenders, dated as of June 29, 2000
 (b)21     Subsidiaries of Registrant
    27.1   Financial Data Schedule

---------------
 (a) Incorporated by reference to Seminis' Form S-1 filed on February 11, 1999.

 (b) Incorporated by reference to Seminis' Amendment No. 2 to Form S-1 filed on May 27, 1999.

 (c) Incorporated by reference to Seminis' Amendment No. 3 to Form S-1 filed on June 21, 1999.

 (d) Filed with this form 10Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000                     SEMINIS, INC.

                                              /s/ ALEJANDRO RODRIGUEZ GRAUE
                                          --------------------------------------
                                                Alejandro Rodriguez Graue
                                                        President
                                              (Principal Executive Officer)

                                                  /s/ OCTAVIO HERNANDEZ
                                          --------------------------------------
                                                    Octavio Hernandez
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  (a)1     Form of Underwriting Agreement
  (c)2     Merger Agreement by and between Seminis, Inc., an Illinois corporation and Seminis, Inc., a Delaware corporation
  (c)3.1   Certificate of Incorporation
  (c)3.2   Certificate of Designations of Class A Mandatorily
           Redeemable Preferred Stock and Class B Mandatorily
           Redeemable Preferred Stock of Seminis, Inc.
  (c)3.3   Certificate of Designations of Class C Redeemable Preferred
           Stock of Seminis, Inc.
  (c)3.4   By-Laws
  (c)4.1   Form of Class A Common Stock Certificate
  (a)4.2   Registration Rights Agreement by and among Seminis, Inc. and certain shareholders of Seminis, dated October 1, 1995
  (c)5     Opinion of Milbank, Tweed, Hadley & McCloy LLP
 (a)10.1   Seminis, Inc. 1998 Stock Option Plan
 (b)10.2   Amended and Restated Seminis, Inc. 1998 Stock Option Plan
 (a)10.3   Share Subscription Agreement by and between Seminis, Inc.
           and Hungnong Seed Co., Ltd., dated June 12, 1998
 (c)10.4   Form of New Credit Facility among Seminis, Inc., Seminis
           Vegetable Seeds, Inc., SVS Holland B.V., as borrowers,
           Harris Trust and Savings Bank, individually and as
           Administrative Agent, Bank of Montreal, individually and as
           Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of June 28, 1999
 (c)10.5   Form of Letter Agreement between Savia, S.A. de C.V. and
           Seminis, Inc. dated as of June 21, 1999
 (d)10.6   Second Amendment and Waiver to Credit Agreement dated as of
           June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds,
           Inc., SVS Holland B.V., as borrowers, Harris Trust and
           Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the
           Lenders from time to time parties thereto, as Lenders, dated as of June 29, 2000, effective March 31, 2000
 (d)10.7   Security Agreement Re: Accounts, Inventory and General
           Intangibles among Seminis, Inc., Seminis Vegetable Seeds,
           Inc., SVS Holland B.V., as borrowers, Harris Trust and
           Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the
           Lenders from time to time parties thereto, as Lenders, dated as of June 29, 2000
 (b)21     Subsidiaries of Registrant
    27.1   Financial Data Schedule

---------------
 (a) Incorporated by reference to Seminis' Form S-1 filed on February 11, 1999.

 (b) Incorporated by reference to Seminis' Amendment No. 2 to Form S-1 filed on May 27, 1999.

 (c) Incorporated by reference to Seminis' Amendment No. 3 to Form S-1 filed on June 21, 1999.

 (d) Filed with this form 10Q.