Form 10-K
period 2000-09-30
SEMINIS INC
filed 2000-12-29
CIK 1078259

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000,

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-26519

                                 SEMINIS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                                        36-0769130
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

    2700 CAMINO DEL SOL, OXNARD, CALIFORNIA                         93030-7967
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of Seminis, Inc. as of December 19, 2000 was approximately $10.3 million.

     The number of shares outstanding of the registrant's Class A Common Stock, par value $0.01 per share and Class B Common Stock, par value $0.01 per share, as of December 19, 2000 was 13,975,764 and 45,848,622 shares, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders of Seminis, Inc. are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 SEMINIS, INC.

                            FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
            PART I
Item 1.     Business....................................................     1
Item 2.     Properties..................................................    12
Item 3.     Legal Proceedings...........................................    12
Item 4.     Submission of Matters to a Vote of Security Holders.........    13
Item 4A.    Executive Officers of the Registrant........................    13

            PART II
Item 5.     Market Price of the Registrant's Common Equity and Related
            Stockholder Matters.........................................    15
Item 6.     Selected Consolidated Financial Data........................    15
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    18
Item 7A.    Quantitative and Qualitative Disclosures about Market
            Risk........................................................    25
Item 8.     Financial Statements and Supplementary Data.................    25
Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................    25

            PART III
Item 10.    Directors and Executive Officers of the Registrant..........    26
Item 11.    Executive Compensation......................................    26
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................    26
Item 13.    Certain Relationships and Related Transactions..............    26

            PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    26
Exhibit Index...........................................................    27
Signatures..............................................................    28

                                     PART I

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

     Seminis produces more than 60 species and 6,000 vegetable and fruit seed products. Seminis markets its seeds through three full-line brands -- Asgrow, Petoseed, and Royal Sluis -- and six specialty and regional brands. The product lines marketed under these brands cover most species of vegetables and fruits, including beans, beets, broccoli, brussels sprouts, cabbage, carrots, cauliflower, celery, Chinese cabbage, cucumbers, eggplant, leeks, lettuce, melons, onions, peas, peppers, pumpkin, radish, spinach, squash, sweet corn, tomatoes, and watermelon.

     Seminis has established a worldwide presence and global distribution system. Seminis markets seeds in over 120 countries, has 34 research and development facilities, 29 screening farms in 19 countries and production sites in over 30 countries. This allows Seminis to remain close to local markets around the world, adapt its products to any microclimate and meet the preferences of local consumers.

     Seminis was incorporated in 1999 under Delaware law and is the successor to an Illinois corporation, Seminis, Inc., organized in 1994. The Company's principal executive offices are located at 2700 Camino Del Sol, Oxnard, CA 93030-7967 (telephone (805) 647-1572) and its Internet address is http://www.seminis.com.

                               INDUSTRY OVERVIEW

     Over the past several decades, improvements in farm productivity have allowed the agricultural industry to keep pace with growing food demand. While many of the steps in agriculture -- tilling, planting and harvesting -- have shown evolution over time, yield-enhancing technologies such as mechanization and the use of hybrid seed and crop protection chemicals have allowed farmers to meet the ever-growing demand for food. More recently, the application of genetic improvements to crop plants has provided greater value to growers which can be captured by the seed industry through higher prices and greater demand.

     One of the biggest challenges of the 21st century will be to further develop sustainable agricultural production systems that can meet the food and nutritional requirements of the world's growing population. The United Nations is projecting that world population will increase by 35% to 7.7 billion from 1995 to 2020, with 95% of the population increase expected in developing countries. Given the limited amount of arable land, which is decreasing, increases in agricultural production must come from improvements in agricultural productivity through technology. In addition, there are concerns related to human health and environmental impact in developed countries, to agricultural production growth achieved through increased uses of chemical inputs such as pesticides. Consequently, the burden of meeting increased demand for food rests primarily on the emergence of new technologies and farming methods that facilitate improvements in crop yields and replace existing agricultural chemicals.

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

     Two breakthroughs in plant science occurred in the 1980's that may facilitate increased productivity and higher quality vegetables and fruits. The first was the understanding of how genes, the fundamental components of the genetic code, work in plants to produce traits such as disease resistance or higher nutritional content. The second was the development of transformation technology, which is a process to introduce new character traits into plants. By using developments in plant breeding, biotechnology and plant-to-plant genomics, leading vegetable and fruit seed companies are creating the changes in productivity and quality necessary to provide sustainable vegetable and fruit production growth.

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

                                    STRATEGY

     Seminis' vision is to apply appropriate use of technology to vegetable and fruit seeds to enhance profitability throughout the vegetable and fruit production and distribution chain. To realize this vision, Seminis expects to capitalize on its competitive strengths, which include its ability to consistently introduce new technology through product innovation, a strong germplasm bank, well-established brand names and a worldwide distribution system. Seminis distinguishes itself from its competitors by having a global strategy that addresses local needs. Seminis intends to enhance its leadership position in the global vegetable and fruit seed industry by expanding its existing product lines and introducing high-quality, technologically innovative seeds tailored to local preferences. To implement these strategies, Seminis plans to:

     - Enhance our leadership position in worldwide vegetable fruit seed market -- Seminis is the global leader in the vegetable and fruit seed business with $424.7 million in net seed sales during fiscal year 2000.

     - Expand our technology leadership position through continuous new product innovations -- Seminis' new product development efforts utilize plant breeding as its primary source of new products. While the company invests in biotechnology research, less than 1% of its sales come from genetically modified seeds. Seminis believes that over the long-term biotechnology will be an important contributor of earnings to the company. In 2000, Seminis was awarded 22 US patents.

     - Further consolidations of the vegetable and fruit seed industry -- Seminis has led the consolidation of the vegetable and fruit seed industry and has consummated nine mergers or acquisitions to date. In fiscal year 1999 the Company completed the acquisition of the vegetable seed business of Sementes Agroceres S.A. ("Agroceres"), the largest vegetable seed business in Brazil, and the seedless watermelon germplasm of Barham Seeds, Inc. ("BSI"). The Agroceres and BSI acquisitions add important germplasm to Seminis' world leading vegetable fruit germplasm bank. In addition, the Agroceres acquisition along with the creation of local Seminis sales and distribution companies in Argentina, Turkey, Poland and Hungary during 1999 further strengthen Seminis' market leadership.

     - Capture enhanced value created by proprietary seeds -- As a result of its innovative new product development efforts, Seminis has continued to introduce new products that reduce input costs to growers and provide enhanced consumer value.

                                    PRODUCTS

     Seminis develops and produces vegetable and fruit seeds adapted to the local conditions in which they will be grown. Local requirements are largely dictated by environmental conditions, such as temperature or rainfall, specific requirements for resistance to pests, retail demand for traits, such as shelf life, and consumer preferences for flavor, ready-to-eat convenience and quality. Seminis' depth of product lines enables growers to meet local market demands.

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

DEVELOPING COUNTRIES

     In developing countries the growth of the vegetable and fruit seed market is largely driven by rapidly expanding population growth, global produce markets and conversion from the use of open-pollinated seed to hybrid seed varieties. Growers are realizing the value of hybrids and are increasingly converting to hybrid seeds to obtain higher yields per acre, greater uniformity, greater resistance to pests, diseases and environmental conditions and improved quality, flavor and nutrition for consumers. Seminis develops and sells new hybrids specifically designed for the local markets in developing countries. Given the benefits of hybrid seeds, growers are often willing to pay a substantially higher price for hybrid seeds than for open-pollinated seeds.

MULTI-BRAND STRATEGY

     Through its customer-focused, multi-brand strategy, Seminis provides choices to growers with respect to product, price, promotion and service. It also advances Seminis' goal of providing growers with information to enable growers to anticipate change in consumer trends rather than react to them. Seminis has three full-line brands, Asgrow, Petoseed and Royal Sluis, each with its own identity and positioning. Each brand features independent products with varying strengths and market fit. Seminis also markets six specialized or regional brands, which enable the Company to respond quickly to changing market needs, dietary preferences or regional growing practices. These brands may focus on specialized growing practices, such as greenhouse or protected culture, specific customer segments within a sub-market, such as large lettuce growers in the southwestern United States, or regional and cultural preferences, such as Asian vegetables or fruited crops for the Middle East. With differentiated Seminis brands, growers can exercise their options for choice while staying within the Seminis family. Seminis believes that it can maintain and reinforce its competitive advantage through the careful positioning of its brands.

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

     Asgrow -- Asgrow was established in 1856 and was acquired by Seminis in December 1994 from the Upjohn Company for $304.0 million. After the acquisition, Seminis sold the Asgrow agronomics seed business for $240.0 million. Asgrow is known for providing seeds that possess traits satisfying end-consumer demands such as flavor, ready-to-eat convenience and quality. Its strong reputation has been enhanced through its success with hybrids such as carrots and onions. Asgrow is also strong in large seed species such as green beans, where Seminis believes it has a U.S. market share of over 70%. Asgrow also has a strong presence in many European countries.

     Petoseed -- Petoseed was established in 1950 and was combined with the Asgrow seed business in 1995 for $133.5 million. Petoseed has built its reputation through pioneering work in hybrid tomato development, but expanded its presence in the industry through its full-line of market-driven, innovative products. This brand has strengths in many areas, including hot peppers, onions and lettuce. Seminis believes that, worldwide, growers currently plant more Petoseed hybrid jalapeno peppers than all other hybrid jalapeno brands combined. Petoseed is known for consistently introducing new hybrids with multiple disease resistance enhanced traits and increased field productivity.

     Royal Sluis -- Royal Sluis was established in 1827 and was acquired by Seminis in 1995 along with Petoseed. The acquisition of Royal Sluis, one of Europe's largest vegetable seed companies, expanded Seminis' European presence. Royal Sluis focuses on high-quality, cool season crops such as broccoli, cabbage, carrots, cauliflower, leeks, lettuce and spinach. In addition to its strong reputation for service and quality, Royal Sluis pioneered new seed technology to improve seed quality and germination.

REGIONAL OR SPECIALTY BRANDS

     In addition to its full-line brands, Seminis markets seeds through regional or specialty brands, which are targeted to respond to the needs of local markets. These needs are driven by dietary preferences, desire for local products, specialized farm growing practices and local environmental and climatic conditions.

     Bruinsma -- Bruinsma was established in 1934 and was acquired by Seminis in December 1994 along with Asgrow. Bruinsma's reputation was built on its high-quality, protected crop varieties. Protected farming is a practice in which crops are grown from high-value seed in greenhouses or plastic tunnels. This practice continues to expand worldwide and is particularly reflected in European markets, where protected farming is an effective means of meeting consumer demand for vegetables and fruits with premium appearance. Bruinsma focuses on the development and marketing of cucumber, pepper and tomato varieties under protected conditions.

     California -- California was established in 1972 by Petoseed. California is best known for seeds bred to meet the consumer preferences and farming practices of the Middle East. The California brand concentrates on cucumber, melon, squash and tomato. California brand is also positioned to serve price sensitive segments, mostly in developing countries.

     Choong Ang -- Choong Ang was established in 1946 and was acquired by Seminis in 1998 for $20.5 million. Choong Ang is one of the top vegetable and fruit seed brands in South Korea. This brand has market strength in Chinese cabbage, hot peppers, oriental melon, radish and watermelon.

     Genecorp -- Genecorp was established in 1982 and was acquired along with Asgrow in December 1994. Genecorp is a lettuce seed specialist with a significant market share in the western United States.

     Horticeres -- Horticeres, as a brand of the Agroceres vegetable seed business, was acquired by Seminis in November 1998 for $19.7 million. Horticeres is a leading brand in Brazil where it is known for beans, lettuce, okra, tomato and tropical cauliflower.

     Hungnong -- Hungnong was established in 1936 and 70% of the company was acquired by Seminis in 1998 for $120.6 million. The remaining 30% was purchased in fiscal year 1999 for $54.8 million. Hungnong is the leading vegetable seed brand in South Korea. Hungnong is known for its strength in broccoli, cabbage, Chinese cabbage, hot peppers and oriental radishes. Twenty-five percent of Hungnong's sales occur outside of South Korea, with five percent outside Asia, primarily in the United States.

                              SALES AND MARKETING

     Seminis' product sales are widely diversified geographically, with Europe representing the largest percentage of total sales outside of North America. The table below illustrates the breadth of Seminis' products and sales for each geographic region.

                   FISCAL YEAR 2000 NET SEED SALES BY REGION

                                           FISCAL YEAR 2000        AS A PERCENTAGE
            GEOGRAPHIC REGION               NET SEED SALES     OF TOTAL NET SEED SALES
            -----------------              ----------------    -----------------------
                                            (IN MILLIONS)
North America............................       $152.2                   35.8%
Southern Europe..........................         84.1                   19.8
Northern & East Europe...................         42.3                   10.0
Middle East/North Africa.................         34.6                    8.1
South America............................         36.4                    8.6
Asia/Rest of World.......................         75.1                   17.7
                                                ------                  -----
                                                $424.7                  100.0
                                                ======                  =====

     Seminis reinforces its brands' market positions through strategic planning, pricing and communications. Seminis believes that, with its strong brands, it has an advantage in the marketplace when introducing new products. The reputation, reliability and trust associated with its brands can lend credibility to new product claims.

     Over the last year, Seminis has reviewed its regional brand strategy in order to leverage on brand recognition and reputation, while optimizing its infrastructure in sales teams and breeding programs. By doing so, Seminis continues to provide new products in a way that will support brand identity and positioning.

     Seminis sells its brands worldwide by using a multi-level distribution strategy involving direct sales, dealers, distributors and importers. Largely driven by local market needs, Seminis' distribution strategy for each geographic region is designed to maximize the market penetration of its brands. As a result of the new strategic plan implemented last November, Seminis' brands in North America are being sold through a unified sales force and distributed primarily through a dealer network throughout most of North America, while in the South East US, as well as to specialty customers, sales are primarily directed to the grower/ shipper. In Europe, Royal Sluis, Petoseed and Asgrow are typically sold through dealers and sales agents. In the Middle East, Petoseed is Seminis' top brand and is sold through distributors.

     While an important proportion of its sales are direct to growers, Seminis also fosters close relationships with dealers and distributors. Where there is a market need, Seminis uses these dealers as an outside direct sales force. Dealers extend the Seminis brands' ability to reach growers in areas where there are geographic or other limitations to direct sales efforts. Seminis is highly selective in the dealers and distributors chosen to represent its brands. Dealers are selected based on shared vision, technical expertise, local market knowledge and financial stability. In addition, Seminis builds dealer/distributor loyalty through an emphasis on service, access to breeders, joint trials, ongoing training and extensive promotional material support.

                                  ACQUISITIONS

     All of the sectors of the agricultural industry have experienced significant consolidation during the past several years. Consolidation at the upstream end of the production chain -- among chemical, seed and biotechnology companies -- has been driven primarily by developments in agricultural technology and the need to secure access to the best available seed germplasm.

     In agronomic crops such as corn, cotton, soybeans, wheat and rice, the consolidation has been led by major agrochemical/biotechnology companies such as Monsanto, Dow, DuPont and Aventis, (formerly AgrEvo). These companies have invested in the seed industry to access delivery systems for their biotechnology products. Access to the best available germplasm has become a key competitive priority in the industry. In vegetable and fruit crops, access to germplasm is an equally important competitive issue. The company with access to the best available germplasm will have the strongest position in the delivery system for future generations of biotechnology products.

     Seminis has been at the forefront of the consolidation of the vegetable and fruit seed industry and has completed nine acquisitions to date. Seminis has historically used acquisitions as a cost-efficient means of adding developed and proven products to its portfolio, gaining access to or ownership of key technology, patents and germplasm collections and entering new and established markets. The transactions completed in recent years exemplify this point. Similarly in 1998, the acquisition of two South Korea-based companies, Hungnong and Choong Ang, strongly enhanced Seminis' line of products in the Asian market and provided products to meet the growing worldwide demand for Asian vegetables and fruits. Also in 1998, Seminis' purchase of 90% of the equity of Nath Sluis significantly increased Seminis' presence in India. Finally, in November 1998, the acquisition of the Agroceres vegetable seed business strengthened Seminis' presence and product lines in Brazil, a region that requires special varieties developed for tropical and subtropical climates.

                            NEW PRODUCT DEVELOPMENT

     Seminis relies heavily on plant breeding supplemented with molecular and cellular technology to create continuous new product innovations. Seminis focuses its internal product development activities on products that are likely to have practical market applications, create significant market value, command premium pricing and capture leading local market share.

     Seminis currently owns or has pending over 200 patents in such areas as virus resistance, product quality, breeding technology, gene expression, cell selection and resistance genes. A total of 22 patents were issued in FY2000. In addition, Seminis has protected more than 361 varieties under plant variety protection laws and has applications pending on an additional 193 varieties.

PRODUCT DEVELOPMENT STRATEGY

     Seminis' new product development efforts utilize plant breeding, proprietary technology, biotechnology, plant-to-plant genomics and plant pathology to introduce innovative products to the marketplace in an efficient and cost-effective manner. Seminis augments its internal product development efforts through technological alliances with leading companies, research institutions and universities. Seminis believes that its internal research and development capability and access to innovative technology, coupled with its extensive germplasm resources, position it to best meet the changing demands and preferences of growers and end-consumers and increase its market share and global reach.

PRODUCT DEVELOPMENT PLATFORM

     Seminis conducts research and development activities in 63 locations throughout the world, including 19 in North America, 14 in Europe, 2 in the Middle East, 4 in South America and 24 in Asia. By diversifying its research and development geographically, Seminis is able to take advantage of local breeding resources and many different microclimates. It is also better able to tailor its products to local tastes and preferences.

     Each region of the world has unique requirements for the production of vegetables and fruits. These requirements are driven by local environmental conditions such as temperature or rainfall as well as local consumer preference such as very sweet pink tomatoes in Japan or more acidic red tomatoes in Italy. Seminis maintains an internally developed, proprietary database that contains information on local production and local consumer needs. Seminis has compiled the information in this database to enable its plant breeders and marketing and sales personnel to more effectively design new products to meet the needs of local markets.

     Seminis believes it has the largest research and development staff in the vegetable and fruit seed industry, with over 765 full-time people employed in research and development functions, including over 136 professionals with Ph.D. or M.S. degrees, including 100 plant breeders, 19 biotechnologists and 14 pathologists. Seminis' plant breeding staff is structured by groups of related crops, (families). Within each family, breeding is further structured by species to enhance product development efficiencies and adequately respond to changing consumer demands and preferences. All plant breeders have access to technology developed from Seminis' biotechnology, biochemistry and pathology laboratories. Seminis fosters competition among its brands and breeders to ensure that new product development is achieved in an aggressive timeframe.

GERMPLASM

     Seminis owns what it believes is the largest vegetable and fruit germplasm bank in the world. Seminis' germplasm bank is its key strategic asset. Germplasm, Seminis' bank of genetic information, is contained in millions of seeds. These seeds capture the characteristics of vegetables and fruits grown for Seminis' customers in different regions of the world, including input traits, such as resistance to pests and adverse weather conditions, and output traits, such as crop yield, color, texture, flavor and ready-to-eat convenience. This extensive germplasm resource is extremely difficult to replicate, having been developed through more than 100 years of intense research and development effort.

     The merger of the Petoseed, Asgrow and Royal Sluis germplasm, plus the additions of germplasm from Bruinsma, Seneca, Hungnong, Choong Ang, Nath Sluis and the Agroceres vegetable seed businesses, has created a very diverse germplasm resource. The strength of Seminis' germplasm is its extensive diversity of materials available and the genetic characteristics contained in this germplasm. Seminis' breeders utilize its germplasm, as well as its proprietary technologies, to develop innovative products suitable to the needs of different markets and conditions. Seminis' extensive germplasm base is the basis for continued development of innovative products and future growth.

                                   TECHNOLOGY

     Seminis' product development technology positions it as one of the leaders in agricultural innovation. The time and capital required for the development of new products represent the most formidable barrier to entry in the vegetable and fruit seed industry. On average, it takes five to twelve years for a proprietary variety to reach commercial viability. Seminis works to minimize failure in the market by focusing on identifiable market needs and opportunities, while reducing time-to-market and development costs. Seminis employs biotechnology, biochemistry, tissue culture, dihaploids, cytoplasmic male sterility and molecular markers to enhance its plant breeding programs and improve the efficiency of its new product development efforts.

     Breeding -- Seminis maintains significant breeding programs for 28 major vegetable and fruit species that yield over 300 different varieties each year. No other company has the scope of product development in vegetable and fruit crops. Seminis' breeding strategy is to create vegetable and fruit hybrids and varieties with combinations of traits that are superior to principal competitor hybrids and varieties and that meet or anticipate the changing demands of the market. These improved traits include varieties that are economical to produce, have high field and marketable yields, possess superior disease resistance, environmental tolerance and nutritional content and have long shelf lives, superior processing characteristics and consumer benefits such as improved taste, appearance and nutrition and ready-to-eat convenience.

     Plant and Genetic Technology -- Through the use of its proprietary processes, Seminis enhances the efficiency of its breeding programs by enabling its breeders to identify and incorporate important plant traits into breeding lines, while significantly reducing the lead-time necessary to introduce commercially viable products. These proprietary processes include the use of tissue culture, dihaploid breeding, cytoplasmic male sterility, molecular markers, genomics and biotechnology.

     Plant Pathology -- Vegetables and fruits are susceptible to diseases that can affect yield as well as quality of the final product. In order for Seminis' plant breeders to develop vegetable and fruit varieties resistant to diseases, Seminis believes it has established the largest plant pathology group in the industry to identify and understand diseases important in vegetables and fruits. With 14 scientists in a network of laboratories throughout the world, Seminis is currently working on more than 100 different diseases, targeting those that have the greatest impact on commercial vegetable and fruit production.

     As a result of these efforts, Seminis leads the industry by providing the widest range of disease resistant hybrids that require reduced or no chemical applications while enhancing growers' yield potential. Its plant pathology resources also enable Seminis to maintain rigorous quality control standards. All seed-lots are screened for a wide variety of diseases that could be carried on the seed. Lots that may be contaminated are treated to destroy the disease organisms or are destroyed.

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

                           PRODUCTION AND OPERATIONS

     Seminis typically contracts with seed growers to produce its seeds. It also produces seed on company-owned farms. Seminis provides the producer with male and female "parent" lines, which are multiplied into commercial quantities of hybrid seed. The producer returns the hybrid seed to one of Seminis' production facilities for cleaning, quality control, packaging and climate controlled storage, prior to sale to the customer.

     Seminis' seeds are produced both domestically and internationally in over 30 countries in the Northern and Southern Hemispheres to mitigate growing risks associated with weather or disease in any one region. In the United States, Seminis produces seed in Arizona, California, Idaho, Oregon and Washington through contract production with high-quality, dependable growers. Seeds are produced internationally through subsidiaries in Argentina, Canada, Chile, France, Guatemala, Hungary, Italy, Mexico, New Zealand, Peru, South Africa, South Korea, Thailand and The Netherlands, and through exclusive agents using proprietary Seminis technology in Australia, China, Czech Republic, Denmark, Ecuador, Germany, India, Israel, Italy, Japan, Latvia, New Zealand, Romania, Slovakia, South Africa, Taiwan, Tanzania, Turkey and Vietnam.

     By geographically diversifying its production facilities, Seminis can schedule its planting on a year-round basis, maximize yield, reduce inventory requirements and ensure adequate supplies. In addition, Seminis manages the availability of quality products throughout the world by maintaining production capabilities for each variety in two locations in each hemisphere. For example, a new variety with strong, unanticipated demand in the Northern Hemisphere can be supplied by using additional production from the Southern Hemisphere.

     Seminis controls contract production, globally, by providing on-site management and technical personnel to oversee the production process. Seminis supplies producers with stock seed, specialized hybridizing techniques and specialized sowing and harvesting equipment to ensure product quality. Production is split among numerous species, ranging from hand-labor intensive hybrid crops such as peppers and tomatoes, to machine planted and harvested seed crops such as peas, beans and corn. Product quantities are determined by long-term sales forecast, product safety stock in inventory and the production history for the region and product.

     Seminis has its main processing facilities in California, Chile, Idaho and The Netherlands, and auxiliary processing centers in New Zealand, Hungary, and South Korea. The location of seed processing centers is intended to facilitate the flow of seed from production areas to major markets. Seminis' planning department utilizes a specially designed logistics system, which integrates the planning functions in production, operations and sales. The implementation of this system has provided real time information about inventory from crop in ground to finished and available inventory for sales over a four-year time horizon. Using better information systems and efficient capacity utilization, Seminis expects to complete the consolidation and rationalization of its operations over the next year.

INCOTEC

     Incotec Inc., a subsidiary of Seminis, with a worldwide presence through Incotec, Inc., Salinas, CA, USA, Incotec International, BV, Enkhuizen, The Netherlands, Incotec Japan Co., Ltd., Niiza-Shi, Japan and Incotec America do Sul Ltda, Holambra, Brazil, provides sophisticated seed enhancement technology to the seed industry. Incotec offers products for precise sowing, improved seed emergences and germination. Incotec enhances seed performance by applying fungicides or other chemicals and protective coatings to protect against disease or improve a seed's germination behavior. In addition, Incotec upgrades the quality of seed by removing poor quality seed and by disinfecting and removing seed borne pathogens from seed. Incotec also pelletizes seed to make it uniform and, therefore, more suitable for precision sowing equipment. This technology helps growers worldwide increase their productivity and profits by allowing them to obtain better crop uniformity, even under inconsistent climate and field conditions.

     Incotec pioneered seed priming -- a technology that accelerates germination -- nearly 30 years ago. Today, Incotec offers diversified technology to serve the seed industry in vegetable, flower, tobacco and agronomic crops. Incotec expects to achieve future growth through investment in new seed enhancement technology and product development, a stronger presence in the agronomic seed enhancement market and the pursuit of strategic alliances with outside technology suppliers and the agricultural chemical industry.

                               QUALITY ASSURANCE

     The mission of the Quality Assurance program is to assure that Seminis' products and services perform at a level of excellence that meet or exceed the expectations of the Company's internal and external customers. Quality Assurance oversees an extensive program that is designed to build quality into the seed, beginning at the breeder level, continuing through production, processing and sale of the commercial seed. The Product Quality Evaluation group conducts extensive fieldwork in molecular purity, hybridity and identity analysis, germination and physical purity evaluations and testing the general health of the seed. The Product Quality Improvement group works closely with Operations, Production, Inventory Management and Customer Service to build in the quality of the seed from the very beginning. This includes inspecting the seed crops in the field, monitoring seed conditioning and treatment processes, and ensuring the proper allocation of seed. The program also interfaces with the customers to ensure their satisfaction with our products and services. The Product Quality Evaluation and Product Quality Improvement groups work in conjunction to create a strong Quality Assurance program that accomplishes its mission to benefit Seminis and its customers.

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

                             INTELLECTUAL PROPERTY

     Seminis uses a wide array of technological and proprietary processes to enhance its germplasm and product development programs. These technologies and proprietary processes enable Seminis to create novel product concepts and reduce the time to market by, in many cases, two to five years. Seminis files for patents on technology that is patentable, although it does not file for patents on all potentially patentable technologies. Seminis currently owns or has pending patents in such areas as virus resistance, product quality, breeding technology, gene expression, cell selection and resistance genes, including 83 issued or allowed patents in Australia, Austria, Belgium, Canada, Denmark, France, Germany, Great Britain, Italy, Luxembourg, Spain, Sweden, Switzerland, The Netherlands and the United States. Seminis currently has 133 patent applications filed, or pending, in Argentina, Australia, Brazil, Canada, Chile, China, the Czech Republic, the European Union, Hungary, India, Indonesia, Israel, Japan, Macedonia, Mexico, New Zealand, Norway, Poland, Romania, Russia, South Korea, Saudi Arabia, Spain, Thailand, Turkey, Ukraine and the United States.

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

     In many countries, including the United States, most of the European Union and Japan, plant varieties can be protected under laws which grant rights to plant breeders to protect their seeds, including the right to prevent third parties from importing or exporting, storing, processing, reproducing or selling protected varieties within the territory of protection. Seminis has protected 361 plant varieties under plant variety protection certificates or plant variety right certificates in the United States, the European Union, Kenya and Israel. Seminis has filed another 165 applications for plant variety protection in the United States and the European Union.

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

REGISTRATION PROCESS

     Variety registration varies from country to country, but generally each variety must be phenotypically unique. That is, the size, color, maturity and quality must be verifiably different from the varieties that already exist in the market. Once a variety is registered it cannot be changed. In the United States, the registration process is voluntary and determination that a variety is unique is left to the breeder. In Europe, the registration process is regulated and determination of uniqueness is made in official trials.

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

EMPLOYEES

     As of September 30, 2000, Seminis had approximately 3,800 employees. Seminis believes it has good relations with its employees.

ITEM 2. PROPERTIES

     In fiscal year 2000, Seminis relocated to its new worldwide headquarters and processing facility located in Oxnard, California, USA. This facility is equipped with some of the highest quality state of the art seed processing equipment and has been specifically designed with optimum storage conditions for vegetable seed, to further ensure high quality seed inventory. Within the production process, Seminis directly controls significant, open-field production capacity in Chile, Mexico and Peru on land predominantly owned by Seminis. Seminis' main greenhouse production facilities are located in Mexico, on sites owned by Seminis, and in Chile, The Netherlands and France, on sites owned by Seminis, but contracted out to third parties who grow seeds exclusively for Seminis.

     Seminis maintains several facilities throughout the world, equipped to handle seed harvesting, cleaning, sizing, treating, testing and packaging. In addition to Seminis' Worldwide Headquarters, the company owns and operates production and processing facilities in Idaho, Washington, Chile, France, New Zealand, South Africa, South Korea, Thailand, The Netherlands, Brazil, Italy, India and Hungary.

     Seminis conducts its research primarily at 6 company-owned research centers in France, Italy, South Korea, The Netherlands and the United States. Seminis owns 44 and leases 19 additional research facilities.

ITEM 3. LEGAL PROCEEDINGS

     Seminis is involved from time to time as a defendant in various lawsuits arising in the normal course of business. Seminis believes that no current claims, individually or in the aggregate, will have a material adverse effect on Seminis' business, results of operations or financial condition.

     In November 1998, Seminis received notice from Monsanto of a complaint filed by Pioneer Hi-Bred International, Inc. in the United States District Court for the Southern District of Iowa against Asgrow Seed

Company LLC. The complaint alleges violations of the Lanham Act, misappropriation of trade secrets and other common law causes of action. Monsanto claimed that indemnities provided by Seminis to Monsanto in connection with Seminis' sale of the Asgrow agronomics business to Monsanto covered the claims in Pioneer's complaint. Also in November 1998, Seminis provided notice to Pharmacia & Upjohn that in connection with Seminis' acquisition of the Asgrow Seed Company and the subsequent sale of the Asgrow agronomics business Upjohn agreed to indemnify Seminis and Monsanto in connection with the matters asserted in Pioneer's complaint. On October 18, 1999, Pharmacia & Upjohn, Monsanto Global Seed Group and Monsanto Company were added as defendants in the Pioneer/Asgrow litigation. In early November 1999, Asgrow, UpJohn and Monsanto each answered Pioneer's amended complaint. Seminis still does not believe that it has any material exposure in connection with this litigation.

     As part of the formation of LSL PlantScience, LSL Biotechnologies contributed certain agreements between LSL Biotechnologies and a third party. These agreements contain provisions that permanently restrict the third party from engaging in the development or marketing of open field tomato seeds having long-shelf-life characteristics in certain areas in the world, including North America. The Antitrust Division of the United States Department of Justice has filed suit against LSL PlantScience, LSL Biotechnologies and Seminis to delete these restrictive provisions. Seminis continues to believe that there will not be a material impact upon its business if the Department of Justice is successful in deleting the restrictive provisions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the last quarter of the year covered by this report.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table shows our current executive officers and their areas of responsibility. Biographies are included after the table.

                NAME                   AGE                            TITLE
                ----                   ---                            -----
Alfonso Romo Garza...................  50     Director, Chairman of the Board and Chief Executive
                                              Officer
Eugenio Najera Solorzano.............  53     Director, President and Chief Operating Officer
Oscar Javier Velasco Martines........  46     Senior Vice President -- Strategic Services
Dr. Charles Edward Green.............  57     Senior Vice President -- Research and Development
Jordi Majo...........................  49     Vice President -- Europe, Middle East, and North
                                              Africa, Sales
Henk van Wielink.....................  49     Senior Vice President -- Worldwide Operations,
                                              Logistics and Production
Gaspar Alvarez.......................  45     Vice President -- Worldwide Corporate Comptroller

     Alfonso Romo Garza has been the Chairman of the Board of Seminis since October 1995 and Chief Executive Officer of Seminis since January 1, 2000. Mr. Romo has been Chief Executive Officer of Pulsar Internacional, S.A. de C.V., an affiliate of Savia, since 1984. Mr. Romo has also been the Chairman of the Board and Chief Executive Officer of Savia since 1988, the Chairman of the Board and Chief Executive Officer of Seguros Comercial America, S.A. de C.V., a majority owned subsidiary of Savia, since 1989 and the Chairman of the Board of Empaques Ponderosa, S.A. de C.V., a majority owned subsidiary of Savia, since 1995. Mr. Romo is also a director of Cementos Mexicanos, S.A. de C.V.

     Eugenio Najera Solorzano has been a Director of Seminis since May 1998. Mr. Najera has been President & Chief Operating Officer of Seminis since August 2000. Since August 1997, Mr. Najera has been in charge of new business development at Savia. From November 1992 to September 1997, Mr. Najera was the Chief Operating Officer of Cigarrera La Moderna, S.A. de C.V. Mr. Najera is a director of Savia, Bionova, Seguros Comercial America, S.A. de C.V., and Empaques Ponderosa, S.A. de C.V.

     Oscar Javier Velasco Martines has been Senior Vice President Strategic Services since October 2000. Mr. Velasco has been with Seminis since April 1999 as Vice President, Non-Core Business Activities Worldwide, in which capacity he has assisted in the restructuring of the business model of the company, as well as providing direction to several strategic subsidiaries outside the core activities. Prior to joining Seminis, Mr. Velasco served as Vice President of Trade Marketing and Distribution of Cigarrera La Moderna, S.A. de C.V., a Savia subsidiary. Previously, he served in General Management capacities of several other Pulsar business units.

     Dr. Charles Edward Green has been Senior Vice President of Research and Development since November 1999. A veteran of the seed industry, Dr. Green has directed new technology development at Seminis since 1996, and for the Petoseed company, now a Seminis brand, since 1989.

     Jordi Majo has been Vice President of Europe, Middle East and North Africa, Sales of Seminis since October 1998. Mr. Majo served as Vice President and General Manager, Southern Europe, Middle East and North Africa from 1981 to 1998, General Manager of Petosluis Iberica from 1995 to 1996 and General Manager of Petoseed Iberica from 1981 to 1995, all of which were acquired as part of Seminis' merger into Geo. J. Ball, Inc. in October 1995. Mr. Majo will be leaving the Company within the next six months. Dr. Bruno Ferrari is assuming the role of Executive/Senior Vice President of Europe, Middle East and North Africa.

     Henk van Wielink has been Vice President of Worldwide Operations, Logistics and Production as well as Senior Vice President and General Manager of Operations for Seminis since September 1999. Mr. van Wielink has been Vice President of Worldwide Operations and Logistics and General Manager of Seminis Vegetable Seeds Holland since September 1998.

     Gaspar Alvarez has been Vice President and Worldwide Corporate Comptroller since December 2000 and was Worldwide Finance Director of Seminis since January 2000. Prior to joining Seminis, Mr. Alvarez served as a Director of the Controlling and Financial Planning areas of Savia, S.A. de C.V.

                                    PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                      MARKET INFORMATION FOR COMMON STOCK

     Seminis' Class A Common Stock began trading on the NASDAQ National Market System on June 30, 1999 and the initial public offering of Seminis' Class A Common Stock was completed on July 5, 1999. Seminis shares of Class A Common Stock are traded under the symbol SMNS. The following table sets forth, for the quarters ended September 30, 1999, December 31, 1999, March 31, 2000, June 30, 2000 and September 30, 2000, the high and low prices as reported by the NASDAQ National Market System:

                        QUARTER                             HIGH        LOW
                        -------                           --------    -------
June 30, 1999 through September 30, 1999................  $15.3125    $7.2500
October 1, 1999 through December 31, 1999...............    9.6250     5.0000
January 1, 2000 through March 31, 2000..................    7.1875     4.1562
April 1, 2000 through June 30, 2000.....................    6.4375     2.5000
July 1, 2000 through September 30, 2000.................    4.0000     1.0000

     The closing price quoted on the NASDAQ National Market System on September 29, 2000 was $1.250 per share. As of December 19, 2000, there were 13,975,764 shares of Class A Common Stock outstanding with 39 owners of record.

     Seminis also has 45,848,622 shares of its Class B Common Stock outstanding with 17 owners of record. The Class B Common Stock is not traded on an exchange or in an over-the-counter market.

                    RECENT SALES OF UNREGISTERED SECURITIES

     The following provides information as to Seminis' securities sold by the Company during fiscal year 2000 which were not registered under the Securities Act of 1933.

     In April, May and June 2000, Seminis converted, $22.0 million, $14.0 million and $6.0 million, respectively, of intercompany advances from Savia into 2,200 shares, 1,400 shares and 600 shares of Class C Preferred Stock. In August and September 2000, Savia made additional equity investments of $10.0 million and $14.0 million, respectively, in exchange for 1,000 shares and 1,400 shares of Class C Preferred Stock. The issuance of such shares was effected in reliance on the exemption from registration under Section 4(2) of the Securities Act. Through September 30, 2000 an additional 662.4 shares of Class C Preferred Stock have been issued as dividends.

                                   DIVIDENDS

     Seminis has never paid cash dividends on its common stock. Seminis will retain all future earnings for use in its business, and, in addition, under Seminis' July 1999 credit agreement with Harris Trust and Savings Bank, Bank of Montreal and other lenders, Seminis is prohibited from paying cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the notes thereto, included herein.

     In fiscal year 2000, gross profit includes approximately $54.0 million of non-cash charges for inventory write-downs. The loss from operations also includes approximately $19.0 million of charges associated with the Company's Global Restructuring and Optimization Plan and a $6.4 million impairment write-down related to the Company's investment in LSL Plantscience.

     Income (loss) from continuing operations before extraordinary items available for common stockholders in fiscal year 1998 reflects the optional repurchase by Seminis of a portion of its mandatorily redeemable common stock at an amount in excess of the redemption value. Seminis is required to deduct this difference, which totaled $134.3 million, from income (loss) from continuing operations before extraordinary items for purposes of determining income (loss) from continuing operations before extraordinary items available for common stockholders and related per share amounts.

     The loss from operations in fiscal year 1996 includes the write-off of acquired research in process of $36.7 million in connection with the Petoseed acquisition. Gross profit in fiscal year 1996 includes the effect of the purchase accounting step-up of the Petoseed and Royal Sluis inventories in excess of historical value of $60.0 million.

     Historical data for income (loss) from continuing operations before extraordinary items available for common stockholders reflect deductions for dividends on preferred stock, mandatorily redeemable preferred stock, for accretion of the redemption value of mandatorily redeemable common stock and, in fiscal year 1998, for the excess of purchase price over redemption value of the mandatory redeemable common stock repurchased.

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring net cash outflows from operations and does not anticipate meeting certain financial ratio covenants of its credit facility during the next fiscal year that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments that might result from this uncertainty. Management believes that despite the liquidity issues presently facing the Company, it has in place business and financing plans that will be successfully executed, and will enable the Company to continue operations in the normal course.

     The Company's credit facility includes, among other things, quarterly financial covenants which, if not met, allow the lenders to accelerate repayment of all amounts outstanding. The Company was not in compliance with minimum interest coverage and maximum debt ratio covenants as of September 30, 2000 and does not expect to be in compliance with such covenants during fiscal year 2001. The lenders have granted the Company a waiver with respect to these covenants as of September 30, 2000 that extends through December 31, 2000. The Company is currently negotiating and expects to receive a signed waiver on December 29, 2000 with respect to these covenants as of September 30, 2000, December 31, 2000 and March 31, 2001 that extends through April 30, 2001, at which time any defaults will once again arise. As the Company does not anticipate meeting its quarterly covenants in fiscal year 2001 and expects to be in default once the waiver expires, outstanding borrowings under the credit facility have been classified as a current liability as of September 30, 2000.

ACQUISITIONS AND EFFECTS OF PURCHASE ACCOUNTING

     Seminis was formed in 1994 to consolidate various industry-leading vegetable and fruit seed brands into one consumer-oriented, agrobiotechnology company. Seminis' core business was created through the acquisition of the Asgrow seed business from the Upjohn Company in December 1994 and the subsequent combination of the Asgrow vegetable and fruit seed business with Petoseed and Royal Sluis businesses in October 1995. In fiscal year 1998, Seminis completed several acquisitions, including the acquisition of two South Korean companies, Hungnong Seed Co., Ltd. ("Hungnong") and Choong Ang Seed Co., Ltd. ("Choong Ang"). In November 1998, Seminis completed the acquisition of the vegetable seed business of Agroceres, a Brazilian company. As a result of these transactions, the results of operations and consolidated financial position reflect the effects of purchase accounting, as more fully described above.

                                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                      --------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS:
Net sales...........................  $474,445    $530,633    $428,423    $379,544    $381,398
Gross profit........................   237,340     328,284     265,617     229,437     167,267
Research and development expenses...    58,364      62,421      49,416      41,039      42,300
Selling, general and administrative
  expenses..........................   222,632     192,978     158,588     136,438     134,990
Management fees paid to Savia.......        --          --       8,465       6,200          --
Amortization of intangible assets...    30,454      27,896      14,457      12,394      14,785
Income (loss) from operations.......   (74,110)     44,989      34,691      33,366     (61,508)
Income (loss) from continuing
  operations before extraordinary
  items.............................   (80,783)      2,387       6,762      11,325     (56,085)
Income (loss) from continuing
  operations before extraordinary
  items available for common
  stockholders......................   (89,407)     (4,097)   (133,367)      2,089     (64,418)
Income (loss) from continuing
  operations before extraordinary
  items available for common
  stockholders per common share,
  basic and diluted.................  $  (1.49)   $  (0.10)   $  (4.23)   $   0.07    $  (2.15)
Weighted average shares outstanding,
  basic and diluted.................    59,824      43,936      31,536      30,000      30,000

                                                        AS OF SEPTEMBER 30,
                                      --------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.....................  $ 24,556    $349,175    $272,097    $200,792    $158,467
Total assets........................   998,037     993,362     862,189     519,673     632,463
Long-term debt......................    23,468     315,424     394,446      80,331     234,356
Subordinated debt due Savia.........        --          --      35,857          --          --
Mandatorily redeemable stock
  Common............................        --          --      48,416     122,111     114,875
  Preferred.........................    25,000      25,000      25,000      25,000      25,000
Total stockholders' equity..........   450,880     470,715     160,421     159,681     112,772

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

     - As of September 30, 2000, the Company was not in compliance with debt covenants associated with minimum interest coverage and maximum debt ratios under its amended July 1999 credit agreement. The lenders have granted the Company a waiver with respect to these covenants as of September 30, 2000 that extends through December 31, 2000. The Company is currently negotiating and expects to receive a signed waiver on December 29, 2000 with respect to these covenants as of September 30, 2000, December 31, 2000 and March 31, 2001 that extends through April 30, 2001, at which time any defaults will once again arise. As the Company does not anticipate meeting its quarterly covenants in fiscal year 2001 and expects to be in default once the waiver expires, outstanding borrowings under the credit facility have been classified as a current liability as of September 30, 2000.

      As part of the pending waiver, the lenders under the Syndicated Credit Agreement will accelerate the final maturity of the term loan and the termination date for the revolving credit commitments to June 30, 2002 from June 30, 2004. Additionally, the Company has committed to deliver a financial plan through September 30, 2002 which includes a proposal for the recapitalization of the Company (i.e., a plan to retire or refinance the bank debt by June 30, 2002) by March 31, 2001. To obtain approval of this plan, the Company must demonstrate its ability to immediately implement operating initiatives aimed at improving cash flows. These include reducing existing infrastructure to generate cost savings, accelerating collection of receivables and lowering of inventories to reduce working capital. Additionally, the plan must identify alternative sources of capital to repay the bank debt within the newly defined term that would include the sale of assets, debt refinancing and additional equity infusions. Management, however, cannot make any assurances that these alternative sources of financing will be available to the Company. Management anticipates renegotiating the current credit facility with more achievable covenants at the time the plan is approved by the lenders. Should the plan not be approved and the credit facility is not modified, the lenders will continue to have the right to accelerate repayment of the facility, funds that may not be readily available to the Company.

     - The Company has been unable to generate cash from operations and is currently restricted from any additional borrowings under the credit facility. As of November 2000, Seminis' parent company suspended advancing funds to the Company.

     - A new management team has been in place as of August 2000. The Company's ability to generate operating profits and cash flows will be dependent on their successful implementation of the Company's strategic initiatives including, but not limited to, the Global Restructuring and Optimization Plan.

     - The Company may have the inability to protect its intellectual property due to the uncertainty of litigation and the ineffectiveness of the laws in some of the countries that the Company currently has operations, which could have a material adverse effect on its business.

     - A change in United States law protecting plant patents could take away patent protection for the Company's patented seeds, which could have a material adverse effect on its business.

     - Savia owns approximately 67.9% of the Company's outstanding common stock and controls 80.2% of the vote of its common stock. Accordingly, Savia controls the Company and has the power to approve all actions requiring the approval of our stockholders, including the power to elect all of our directors. Therefore, Savia effectively controls its management.

     - The Company's failure to accurately forecast and manage inventory could result in an unexpected shortfall or surplus of seeds, which could have a material adverse effect on its business.

     - Extreme weather conditions, disease and pests can materially and adversely affect the quality and quantity of seeds produced. There can be no assurance that these factors will not affect a substantial portion of the Company's production in any year and have a material adverse effect on its business.

     - Defective seeds could result in warranty claims and negative publicity and the insurance covering warranty claims may become unavailable or be inadequate which could have a material adverse effect on its business.

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

                                                                   FISCAL YEAR ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                              2000       1999       1998
                                                              -----      -----      -----
Net sales...................................................  100.0%     100.0%     100.0%
                                                              -----      -----      -----
Gross profit................................................   50.0       61.9       62.0
Research and development expenses...........................   12.3       11.8       11.5
Selling, general and administrative expenses................   46.9       36.4       37.0
Management fees paid to Savia...............................     --         --        2.0
Amortization of intangible assets...........................    6.4        5.3        3.4
                                                              -----      -----      -----
Income (loss) from operations...............................  (15.6)       8.4        8.1
Interest expense, net.......................................   (7.1)      (7.9)      (6.3)
Other non-operating income, net.............................    0.5        0.3        0.6
                                                              -----      -----      -----
Income (loss) from continuing operations before income taxes
  and extraordinary items...................................  (22.2)       0.8        2.4
Income tax benefit (expense)................................    5.2       (0.5)      (0.8)
                                                              -----      -----      -----
Income (loss) from continuing operations before
  extraordinary items.......................................  (17.0)       0.3        1.6
                                                              -----      -----      -----
Income (loss) before extraordinary items....................  (17.0)       0.3        1.6
Extraordinary items, net of income tax......................     --       (1.3)        --
                                                              -----      -----      -----
Net income (loss)...........................................  (17.0)%     (1.0)%      1.6%
                                                              =====      =====      =====

YEAR ENDED SEPTEMBER 30, 2000 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1999

NET SALES

     Net sales decreased 10.6% to $474.4 million for the year ended September 30, 2000 from $530.6 million for the year ended September 30, 1999. The decrease was due to weakness in the North American and European vegetable seed markets, currency fluctuations, and the divestiture of non-core assets in fiscal year 2000. The North American and European markets experienced inventory adjustments as dealers and distributors lowered their overall carrying levels of inventory. Additionally, sales decreased in North America due to acreage reductions stemming from depressed produce prices for fresh market tomatoes, cucumbers, and melons. European sales were also negatively impacted by approximately $18.9 million due to the effect of the devaluation of the Euro. The sales decreases in North America and Europe were partially offset by vegetable seed volume and price increases in the Far East. Sales of watermelon seeds were particularly strong due to superior product offerings by the Company. Furthermore, the sales decrease was due to the June 2000 divestiture of non-core assets related to MBS, a soybean subsidiary.

GROSS PROFIT

     Gross profit decreased 27.7% to $237.3 million for the year ended September 30, 2000 from $328.3 million for the year ended September 30, 1999. Gross margin decreased to 50.0% for the year ended September 30, 2000 from 61.9% for the year ended September 30, 1999. The gross margin was negatively impacted during fiscal year 2000 due to approximately $54.0 million of non-cash charges for inventory write-downs. $29.0 million of the charge related to excess seed calculated based on projected sales and shelf life of the seeds, and the remaining $25.0 million was primarily due to write-offs of low and bad quality seeds. Excluding the non-cash inventory charges, gross margin for the year ended September 30, 2000 was approximately 61.4%. The decrease in the gross margin, excluding the inventory write-downs was primarily due to the lost gross profit from the divestiture of MBS assets in June 2000.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses decreased 6.5% to $58.4 million for the year ended September 30, 2000 from $62.4 million for the year ended September 30, 1999. During fiscal year 2000 the Company took a $2.0 million charge related to Seminis' research incentive program compared to a $4.0 million charge for the program in fiscal year 1999. The decrease in expenses was also due to the impact of the weaker Euro during fiscal year 2000 compared to fiscal year 1999, as the Company has significant research and development activities in France, Spain, Italy, and The Netherlands.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 15.4% to $222.6 million for the year ended September 30, 2000 from $193.0 million for the year ended September 30, 1999. General and administrative expenses increased due to a $14.0 million severance charge associated with the Company's Global Restructuring and Optimization Plan, $3.1 million of expenses from the relocation and consolidation of the Company's Saticoy, California and Gonzales, California production and processing facilities to the new Oxnard, California facility, and $2.0 million of expenses related to programs designed to maximize the efficiency of Seminis' product pipeline. Additionally, general and administrative expenses increased due to a $6.4 million impairment write-down associated with the Company's investment in LSL Plantscience.

AMORTIZATION OF INTANGIBLE ASSETS

     Amortization of intangible assets increased 9.2% to $30.5 million for the year ended September 30, 2000 from $27.9 million for the year ended September 30, 1999. The increase was primarily due to amortization of goodwill relating to the acquisition of an additional 25% of Hungnong, a South Korean subsidiary, in August 1999. Furthermore, the increase was related to the strengthening of the South Korean Won during fiscal year 2000 compared to fiscal year 1999, as the Company has a significant amount of goodwill and intangible assets, denominated in South Korean Won, resulting in additional amortization when translated into U.S. Dollars.

INTEREST EXPENSE, NET

     Interest expense, net, decreased 20.3% to $33.4 million for the year ended September 30, 2000 from $41.9 million for the year ended September 30, 1999. The decrease in expense was primarily due to the repayment of debt, using the proceeds from the Company's initial public offering in July 1999, resulting in a lower average debt balance during fiscal year 2000 compared to fiscal year 1999.

OTHER NON-OPERATING INCOME, NET

     Seminis had other non-operating income, net of $2.2 million for the year ended September 30, 2000 as compared to other non-operating income, net of $1.8 million for the year ended September 30, 1999. Other non-operating income, net for the year ended September 30, 2000 includes other income net of $8.7 million offset by a foreign currency loss of $5.4 million and minority interest provision of $1.1 million. Other income primarily includes a $10.0 million gain on the asset sale of MBS and the foreign currency loss is principally associated with expense recorded by Seminis Vegetable Seeds Holland on its U.S. Dollar denominated loan due to the devaluation of the Euro.

INCOME TAX EXPENSE

     Seminis had an income tax benefit of $24.6 million for the year ended September 30, 2000 as compared to an income tax expense of $2.5 million for the year ended September 30, 1999. The Company had a significant income tax benefit during fiscal year 2000 due to the charges associated with the aforementioned inventory write-downs and severance accrual associated with Seminis' Global Restructuring and Optimization Plan.

YEAR ENDED SEPTEMBER 30, 1999 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1998

NET SALES

     Net sales increased 23.9% to $530.6 million for the year ended September 30, 1999 from $428.4 million for the year ended September 30, 1998. Excluding the effect of acquisitions, net sales increased 12.5% or $51.2 million. This increase was primarily due to increased sales in North America, the Middle East and South America. Seminis has also increased sales for each of its three major brands: Petoseed, Asgrow and Royal Sluis. The Petoseed brand has shown the strongest increase due to improved sales in several product classes, especially tomato seeds. Since July 1998, Seminis has made several acquisitions including two South Korean companies, Hungnong Seed Co., Ltd. and Choong Ang Seed Co., Ltd., the vegetable division of Sementes Agroceres S.A. (a Brazilian company) and the distribution rights to LSL Plant Science LLC tomato varieties. These newly acquired businesses have generated sales of $68.2 million and $17.2 million during fiscal years 1999 and 1998, respectively.

GROSS PROFIT

     Gross profit increased 23.6% to $328.3 million for the year ended September 30, 1999 from $265.6 million for the year ended September 30, 1998. Gross margin slightly decreased to 61.9% for the year ended September 30, 1999 from 62.0% for the year ended September 30, 1998. During fiscal year 1999 gross margin was positively impacted due to an increase in sales of higher margin, long shelf life tomato seeds and a decrease in sales of lower margin varieties to food processors in North America, while gross margin was negatively impacted due to an increase in lower margin European wholesale sales.

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

INTEREST EXPENSE, NET

     Interest expense, net increased 54.7% to $41.9 million for the year ended September 30, 1999 from $27.1 million for the year ended September 30, 1998. This increase was primarily due to increased borrowings used to finance acquisitions, to support working capital requirements, and due to higher interest rates under Seminis' previous credit facility.

OTHER NON-OPERATING INCOME, NET

     Seminis had other non-operating income, net of $1.8 million for the year ended September 30, 1999 as compared to other non-operating income, net of $2.6 million for the year ended September 30, 1998. Other non-operating income, net, for the year ended September 30, 1999 includes a minority interest provision of $1.4 million offset by a foreign currency gain of $1.0 million and other income of $2.2 million. The minority interest provision is primarily due to net income of Hungnong and the related 25% minority interest and the foreign currency gain is primarily due to a gain on an intercompany loan to Hungnong. Other income is primarily due to gains on fixed asset sales in the United States and South Korea.

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

EXTRAORDINARY ITEMS

     The extraordinary items for the year ended September 30, 1999 are the write-off of unamortized loan fees of $6.8 million, net of income taxes of $4.1 million. The fees were written-off in connection with Seminis' credit facilities that were extinguished during fiscal year 1999.

NET INCOME (LOSS)

     Net loss was $4.4 million for the year ended September 30, 1999 as compared to net income of $6.8 million for the year ended September 30, 1998. This change was due to previously described increases in operating expenses and interest expense, net, and extraordinary charges.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring net cash outflows from operations and does not anticipate meeting certain financial ratio covenants of its credit facility during the next fiscal year that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments that might result from this uncertainty. Management believes that despite the liquidity issues presently facing the Company, it has in place business and financing plans that will be successfully executed, and will enable the Company to continue operations in the normal course.

     During the past three years, the Company's primary sources of capital have been advances from its parent company, bank borrowings under various credit facilities and the proceeds from an initial public offering. Cash generated from these financing activities has been utilized to fund acquisitions and capital expenditures, repay prior indebtedness, redeem stock and fund working capital requirements. The Company has been unable to generate cash from operations and is currently restricted from any additional borrowings under the credit facility. As of November 2000, Seminis' parent company suspended advancing funds to the Company.

     The Company's credit facility includes, among other things, quarterly financial covenants which, if not met, allow the lenders to demand repayment of all amounts outstanding. The Company was not in compliance with minimum interest coverage and maximum debt ratio covenants as of September 30, 2000 and does not expect to be in compliance with such covenants during fiscal year 2001. The lenders have granted the Company a waiver with respect to these covenants as of September 30, 2000 that extends through December 31, 2000. The Company is currently negotiating and expects to receive a signed waiver on December 29, 2000 with respect to these covenants as of September 30, 2000, December 31, 2000 and March 31, 2001 that extends through April 30, 2001, at which time any defaults will once again arise. As the Company does not anticipate meeting its quarterly covenants in fiscal year 2001 and expects to be in default once the waiver expires, outstanding borrowings under the credit facility have been classified as a current liability as of September 30, 2000.

     As of September 30, 2000, the Company was current on all principal and interest payments due under the credit facility. In connection with the pending waiver expected to be signed on December 29, 2000, the lenders have indicated that they will agree to divide and defer a $12.5 million term loan maturity due December 31, 2000 into two equal payments of $6.25 million due March 31, 2001 and April 30, 2001. The lenders will also require the final maturity of the term loan and the termination date for revolving credit commitments to accelerate to June 30, 2002 from June 30, 2004. The Company has committed to deliver a financial plan through September 30, 2002 which includes a proposal for the recapitalization of the Company (i.e., a plan to retire or refinance the bank debt by June 30, 2002) by March 31, 2001.

     To obtain approval of this plan, the Company must demonstrate its ability to immediately implement operating initiatives aimed at improving cash flows. These include reducing existing infrastructure to generate cost savings, accelerating collection of receivables and lowering of inventories to reduce working capital. Additionally, the plan must identify alternative sources of capital to repay the bank debt within the newly defined terms which would include the sale of assets, debt refinancing and additional equity infusions.

Management, however, cannot make any assurances that these alternative sources of financing will be available to the Company.

     Management anticipates renegotiating the current credit facility with more achievable covenants at the time the plan is approved by the lenders. Should the plan not be approved and the credit facility is not modified, the lenders will continue to have the right to accelerate repayment of the facility, funds which may not be readily available to the Company.

     Net cash used in operating activities increased to $68.0 million for fiscal year 2000 from $47.8 million for fiscal year 1999 mainly to support increased working capital levels.

     Capital expenditures decreased to $31.7 million for fiscal year 2000 from $53.9 million for fiscal year 1999. The decrease was primarily due to a substantial portion of the investment in Seminis' new headquarters and production facility being incurred in fiscal year 1999, resulting in a significant decrease in overall capital expenditures in fiscal year 2000. Other investing activities also include approximately $21.0 million in proceeds from the sale of MBS and other non-operating assets.

     In April, May and June 2000, Seminis converted, $22.0 million, $14.0 million and $6.0 million respectively, of intercompany advances from Savia into 2,200 shares, 1,400 shares and 600 shares of Class C Preferred Stock. In August and September 2000, Savia made additional equity investments of $10.0 million and $14.0 million, respectively, in exchange for 1,000 shares and 1,400 shares of Class C Preferred Stock. Through September 30, 2000 an additional 662.4 shares of Class C Preferred Stock has been issued as dividends. In October and November 2000, Savia provided additional advances to the Company in the amounts of $31.9 million and $14.0 million, respectively.

     Seminis' total indebtedness as of September 30, 2000 was $369.3 million, of which $322.3 million were borrowings under the current credit agreement, $9.9 million and $9.3 million were borrowings by the Chilean and Italian subsidiaries, respectively and $27.8 million were borrowings primarily by other foreign subsidiaries.

     Seminis' exposure to foreign currency fluctuations is primarily foreign currency gains or losses that occur from intercompany loans between Seminis and its foreign subsidiaries and a U.S. dollar denominated loan, originated by SVS Holland, B.V., a foreign subsidiary of Seminis. Seminis does not have any material outstanding hedging contracts as of September 30, 2000.

     The company's ability to meet its working capital requirement during fiscal year 2001 will be largely dependent on its successful restructuring of the bank debt agreement, finding alternative sources of capital financing and the successful implementation of the Global Restructuring and Optimation Plan.

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

     The fair value of Seminis' borrowing arrangements and other financial instruments is as follows:

                                                              AT SEPTEMBER 30, 2000    AT SEPTEMBER 30, 1999
                                                              ---------------------    ----------------------
                                                                ASSET (LIABILITY)        ASSET (LIABILITY)
                                                              ---------------------    ----------------------
                                                              CARRYING       FAIR       CARRYING       FAIR
                                                               AMOUNT       VALUE        AMOUNT       VALUE
                                                              ---------    --------    ----------    --------
Interest-rate swap agreement................................        --          --           --          (95)
Short-term borrowings.......................................   (20,178)    (20,178)      (6,591)      (6,591)
Asset (Liability)
  Principal amount by expected maturity as of 9/30/00

                                                                                              TOTAL       FAIR
                                                                                  THERE-    CARRYING      VALUE
                                2001       2002      2003      2004      2005      AFTER      VALUE      9/30/00
                              ---------   -------   -------   -------   -------   -------   ---------   ---------
Long-term debt (including
  current maturities).......  $(325,658)  $(4,234)  $(3,205)  $(3,324)  $(2,765)  $(9,940)  $(349,126)  $(349,126)
Asset (Liability)
Principal amount by expected maturity as of 9/30/99

                                                                                              TOTAL       FAIR
                                                                                  THERE-    CARRYING      VALUE
                            2000       2001       2002       2003       2004       AFTER      VALUE      9/30/99
                          --------   --------   --------   --------   ---------   -------   ---------   ---------
Long-term debt
  (including current
  maturities)...........  $(20,563)  $(24,406)  $(37,959)  $(42,678)  $(208,037)  $(2,344)  $(335,987)  $(335,987)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and report of independent accountants are filed as part of this report on pages F-1 through F-26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers of the Company is located in Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Other information required by this item is incorporated by reference to Seminis' definitive proxy statement for the Annual Meeting of Stockholders which will be filed within 120 days of September 30, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to Seminis' definitive proxy statement for the Annual Meeting of Stockholders which will be filed within 120 days of September 30, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to Seminis' definitive proxy statement for the Annual Meeting of Stockholders which will be filed within 120 days of September 30, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to Seminis' definitive proxy statement for the Annual Meeting of Stockholders which will be filed within 120 days of September 30, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Listing of Consolidated Financial Statements

     Reference is made to the index set forth on Page F-1.

     (a)(2) Listing of Financial Statement Schedules.

     Schedule II -- Valuation and Qualifying Accounts on page S-1

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (a)(3) Listing of Exhibits -- See Index to Exhibits beginning on Page 27 of this report.

     (b) Reports on Form 8-K -- Seminis did not file any Form 8-K during the quarter ended September 30, 2000.

     (c) Exhibits -- See Index to Exhibits beginning on Page 27 of this report.

     (d) Financial Statement Schedules -- The following consolidated financial statement schedule is included herein: Schedule II -- Valuation and Qualifying Accounts.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
(a) 1     Form of Underwriting Agreement
(c) 2     Merger Agreement by and between Seminis, Inc., an Illinois corporation and Seminis, Inc., a Delaware corporation
(c) 3.1   Certificate of Incorporation
(c) 3.2   Certificate of Designations of Class A Mandatorily
          Redeemable Preferred Stock and Class B Mandatorily
          Redeemable Preferred Stock of Seminis, Inc.
(c) 3.3   Certificate of Designations of Class C Redeemable Preferred
          Stock of Seminis, Inc.
(c) 3.4   By-Laws
(c) 4.1   Form of Class A Common Stock Certificate
(a) 4.2   Registration Rights Agreement by and among Seminis, Inc. and certain shareholders of Seminis, dated October 1, 1995
(c) 5     Opinion of Milbank, Tweed, Hadley & McCloy LLP
(a)10.1   Seminis, Inc. 1998 Stock Option Plan
(b)10.2   Amended and Restated Seminis, Inc. 1998 Stock Option Plan
(a)10.3   Share Subscription Agreement by and between Seminis, Inc.
          and Hungnong Seed Co., Ltd., dated June 12, 1998
(c)10.4   Form of New Credit Facility among Seminis, Inc, Seminis
          Vegetable Seeds, Inc., SVS Holland B.V., as borrowers,
          Harris Trust and Savings Bank, individually and as
          Administrative Agent, Bank of Montreal, individually and as
          Syndication Agent, and the Lenders from time to time parties thereto, as lenders, dated as of June 28, 1999
(c)10.5   Form of Letter Agreement between Savia, S.A. de C.V. and
          Seminis, Inc. dated as of June 21, 1999
(d)10.6   Second Amendment and Waiver to Credit Agreement dated as of
          June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds,
          Inc., SVS Holland B.V., as borrowers, Harris Trust and
          Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the
          Lenders from time to time parties thereto, as Lenders, Dated as of June 29, 2000, effective March 31, 2000
(d)10.7   Security Agreement Re: Accounts, Inventory and General
          Intangibles among Seminis, Inc., Seminis Vegetable Seeds,
          Inc., SVS Holland B.V., as borrowers, Harris Trust and
          Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the
          Lenders from time to time parties thereto, as Lenders, dated as of June 29, 2000
(e)10.8   Interim Waiver Agreement to Credit Agreement dated as of
          June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds,
          Inc., SVS Holland B.V., as borrowers, Harris Trust and
          Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the
          Lenders from time to time parties thereto, as Lenders, dated as of September 30, 2000, effective September 30, 2000.
(e)10.9   Extension of Interim Waiver Agreement to Credit Agreement
          dated as of June 28, 1999 among Seminis, Inc., Seminis
          Vegetable Seeds, Inc., SVS Holland B.V., as borrowers,
          Harris Trust and Savings Bank, individually and as
          Administrative Agent, Bank of Montreal, individually and as
          Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of December 20, 2000,
          effective December 20, 2000.
(b)21     Subsidiaries of Registrant
   27.1   Financial Data Schedule

---------------
(a) Incorporated by reference to Seminis' Form S-1 filed on February 11, 1999.
(b) Incorporated by reference to Seminis' Amendment No. 2 to Form S-1 filed on May 27, 1999.
(c) Incorporated by reference to Seminis' Amendment No. 3 to Form S-1 filed on June 21, 1999.
(d) Filed with the June 30, 2000 form 10Q.
(e) Filed with the September 30, 2000 form 10K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEMINIS, INC.

                                          By: /s/ EUGENIO NAJERA SOLORZANO
                                            ------------------------------------
                                          Name: Eugenio Najera Solorzano
                                          Title:  President and Chief Operating
                                          Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

               /s/ ALFONSO ROMO GARZA                     Chairman of the Board      December 27, 2000
-----------------------------------------------------   (Chief Executive Officer)
                 Alfonso Romo Garza

                 /s/ TIMOTHY GEORGE                              Director            December 27, 2000
-----------------------------------------------------
                   Timothy George

            /s/ EUGENIO NAJERA SOLORZANO                  Director and President     December 27, 2000
-----------------------------------------------------   (Chief Operating Officer)
              Eugenio Najera Solorzano

            /s/ BERNARDO JIMENEZ BARRERA                         Director            December 27, 2000
-----------------------------------------------------
              Bernardo Jimenez Barrera

                  /s/ G. CARL BALL                               Director            December 27, 2000
-----------------------------------------------------
                    G. Carl Ball

              /s/ GEORGE CARL BALL, JR.                          Director            December 27, 2000
-----------------------------------------------------
                George Carl Ball, Jr.

                   /s/ PETER DAVIS                               Director            December 27, 2000
-----------------------------------------------------
                     Peter Davis

                  /s/ FRANK J. PIPP                              Director            December 27, 2000
-----------------------------------------------------
                    Frank J. Pipp

                 /s/ DR. ELI SHLIFER                             Director            December 27, 2000
-----------------------------------------------------
                   Dr. Eli Shlifer

                  /s/ ROGER BEACHY                               Director            December 27, 2000
-----------------------------------------------------
                    Roger Beachy

             /s/ CHRISTOPHER J. STEFFEN                          Director            December 27, 2000
-----------------------------------------------------
               Christopher J. Steffen

                 /s/ GASPAR ALVAREZ                      Principal Financial and     December 27, 2000
-----------------------------------------------------       Accounting Officer
                   Gaspar Alvarez

                                 SEMINIS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets as of September 30, 2000 and
  1999......................................................  F-3
Consolidated Statements of Operations for the Years Ended
  September 30, 2000, 1999 and 1998.........................  F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended September 30, 2000, 1999 and 1998.............  F-5
Consolidated Statements of Cash Flows for the Years Ended
  September 30, 2000, 1999 and 1998.........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Seminis, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 26 present fairly, in all material respects, the financial position of Seminis, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 26 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had recurring net cash outflows from operations and does not anticipate meeting certain financial ratio covenants of its credit facility during the next fiscal year that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 3, 2000

                                 SEMINIS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    ASSETS:

                                                                      AS OF
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Current assets
  Cash and cash equivalents.................................  $  22,479    $  19,068
  Accounts receivable, less allowance for doubtful accounts
    of $14,178 and $14,838, respectively....................    162,929      171,283
  Inventories...............................................    333,287      301,744
  Refundable income taxes...................................         --        4,144
  Prepaid expenses and other current assets.................      3,105        3,582
                                                              ---------    ---------
         Total current assets...............................    521,800      499,821
Deferred income taxes.......................................      5,699           --
Property, plant and equipment, net..........................    226,505      226,635
Intangible assets, net......................................    227,839      242,275
Other assets................................................     16,194       24,631
                                                              ---------    ---------
                                                              $ 998,037    $ 993,362
                                                              =========    =========
        LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY:
Current liabilities
  Short-term borrowings.....................................  $  20,178    $   6,591
  Current maturities of long-term debt......................    325,658       20,563
  Accounts payable..........................................     54,955       54,681
  Accrued liabilities.......................................     96,453       68,811
                                                              ---------    ---------
         Total current liabilities..........................    497,244      150,646
Long-term debt..............................................     23,468      315,424
Deferred income taxes.......................................         --       30,453
Minority interest in subsidiaries...........................      1,445        1,124
                                                              ---------    ---------
         Total liabilities..................................    522,157      497,647
                                                              ---------    ---------
Commitments and contingencies
Mandatorily Redeemable Stock
  Class B Redeemable Preferred Stock, $.01 par value; 25
    shares authorized as of September 30, 2000 and September
    30, 1999; 25 shares issued and outstanding as of
    September 30, 2000 and September 30, 1999...............     25,000       25,000
                                                              ---------    ---------
         Total mandatorily redeemable stock.................     25,000       25,000
                                                              ---------    ---------
Stockholders' Equity
  Class C Preferred Stock, $.01 par value; 12 shares
    authorized as of September 30, 2000 and 6 shares
    authorized as of September 30, 1999; 12 shares issued
    and outstanding as of September 30, 2000 and 4 shares
    issued and outstanding as of September 30, 1999.........          1            1
  Class A Common Stock, $.01 par value; 91,000 shares
    authorized as of September 30, 2000 and September 30,
    1999; 13,976 shares issued and outstanding as of
    September 30, 2000 and 13,750 shares issued and
    outstanding as of September 30, 1999....................        140          138
  Class B Common Stock, $.01 par value; 60,229 shares
    authorized as of September 30, 2000 and September 30,
    1999; 45,848 shares issued and outstanding as of
    September 30, 2000 and 46,074 shares issued and
    outstanding as of September 30, 1999....................        459          461
  Additional paid-in capital................................    712,981      640,357
  Accumulated deficit.......................................   (244,706)    (155,299)
  Accumulated other comprehensive loss......................    (17,995)     (14,943)
                                                              ---------    ---------
         Total stockholders' equity.........................    450,880      470,715
                                                              ---------    ---------
                                                              $ 998,037    $ 993,362
                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SEMINIS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  FOR THE YEARS ENDED
                                                                     SEPTEMBER 30,
                                                           ----------------------------------
                                                             2000         1999        1998
                                                           ---------    --------    ---------
Net sales................................................  $ 474,445    $530,633    $ 428,423
Cost of goods sold.......................................    237,105     202,349      162,806
                                                           ---------    --------    ---------
     Gross profit........................................    237,340     328,284      265,617
                                                           ---------    --------    ---------
Operating expenses
  Research and development expenses......................     58,364      62,421       49,416
  Selling, general and administrative expenses...........    222,632     192,978      158,588
  Management fees paid to Savia..........................         --          --        8,465
  Amortization of intangible assets......................     30,454      27,896       14,457
                                                           ---------    --------    ---------
          Total operating expenses.......................    311,450     283,295      230,926
                                                           ---------    --------    ---------
Income (loss) from operations............................    (74,110)     44,989       34,691
                                                           ---------    --------    ---------
Other income (expense)
  Interest income........................................      3,872       4,541        1,952
  Interest expense.......................................    (37,256)    (46,444)     (29,034)
  Foreign currency gain (loss)...........................     (5,374)        985        3,205
  Minority interest......................................     (1,157)     (1,428)        (219)
  Other, net.............................................      8,688       2,240         (397)
                                                           ---------    --------    ---------
                                                             (31,227)    (40,106)     (24,493)
                                                           ---------    --------    ---------
Income (loss) before income taxes and extraordinary
  items..................................................   (105,337)      4,883       10,198
Income tax benefit (expense).............................     24,554      (2,496)      (3,436)
                                                           ---------    --------    ---------
Net income (loss) before extraordinary items.............    (80,783)      2,387        6,762
                                                           ---------    --------    ---------
Extraordinary items, net of income tax of $-0-, $4,145
  and $-0-respectively...................................         --      (6,763)          --
                                                           ---------    --------    ---------
Net income (loss)........................................    (80,783)     (4,376)       6,762
Preferred stock dividends................................     (8,624)     (4,261)      (2,000)
Accretion of Old Class B Redeemable Common Stock.........         --      (2,223)      (3,840)
Excess of repurchase price over redemption value for
  repurchase of Old Class B Redeemable Common Stock......         --          --     (134,289)
                                                           ---------    --------    ---------
Net loss available for common stockholders...............  $ (89,407)   $(10,860)   $(133,367)
                                                           =========    ========    =========
Net loss available for common stockholders per common
  share, basic and diluted
  Loss before extraordinary items available for common
     stockholders........................................  $   (1.49)   $  (0.10)   $   (4.23)
  Extraordinary items, net of income tax.................         --       (0.15)          --
                                                           ---------    --------    ---------
  Net loss available for common stockholders.............  $   (1.49)   $  (0.25)   $   (4.23)
                                                           =========    ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SEMINIS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                    CLASS C           CLASS A           CLASS B                                   ACCUMULATED
                                PREFERRED STOCK    COMMON STOCK      COMMON STOCK     ADDITIONAL                     OTHER
                                ---------------   ---------------   ---------------    PAID-IN     ACCUMULATED   COMPREHENSIVE
                                NUMBER   AMOUNT   NUMBER   AMOUNT   NUMBER   AMOUNT    CAPITAL       DEFICIT         LOSS
                                ------   ------   ------   ------   ------   ------   ----------   -----------   -------------
BALANCE, SEPTEMBER 30, 1997...    --      $--        --     $ --    30,000    $  1     $179,999     $ (11,072)     $ (9,247)
Comprehensive income
  Net income..................    --       --        --       --       --       --           --         6,762            --
  Translation adjustment......    --       --        --       --       --       --           --            --        (4,093)
Dividends on Redeemable
  Preferred Stock.............    --       --        --       --       --       --           --        (2,000)           --
Accretion of Old Class B
  Redeemable Common Stock.....    --       --        --       --       --       --           --        (3,840)           --
Excess of repurchase price
  over redemption value for
  repurchase of Old Class B
  Redeemable Common Stock.....    --       --        --       --       --       --           --      (134,289)           --
Increase in par value
  following stock split.......    --       --        --       --       --      299         (299)           --            --
Issuance of Class B Common
  Stock.......................    --       --        --       --    7,386       74      138,126            --            --
                                  --      ---     ------    ----    ------    ----     --------     ---------      --------
BALANCE, SEPTEMBER 30, 1998...    --       --        --       --    37,386     374      317,826      (144,439)      (13,340)
Comprehensive loss
  Net loss....................    --       --        --       --       --       --           --        (4,376)           --
  Translation adjustment......    --       --        --       --       --       --           --            --        (1,603)
Dividends on Redeemable
  Preferred Stock.............    --       --        --       --       --       --           --        (2,000)           --
Accretion of Old Class B
  Redeemable Common Stock.....    --       --        --       --       --       --           --        (2,223)           --
Issuance of Class C Preferred
  Stock.......................     4        1        --       --       --       --       42,299            --            --
Dividends on Class C Preferred
  Stock.......................    --       --        --       --       --       --        2,261        (2,261)           --
Conversion of subordinated
  debt due Savia..............    --       --        --       --    1,916       19       35,838            --            --
Conversion of Old Class B
  Redeemable Common Stock.....    --       --        --       --    6,772       68       50,571            --            --
Issuance of Class A Common
  Stock.......................    --       --     13,750     138       --       --      191,562            --            --
                                  --      ---     ------    ----    ------    ----     --------     ---------      --------
BALANCE, SEPTEMBER 30, 1999...     4        1     13,750     138    46,074     461      640,357      (155,299)      (14,943)
Comprehensive loss
  Net loss....................    --       --        --       --       --       --           --       (80,783)           --
  Translation adjustment......    --       --        --       --       --       --           --            --        (3,052)
Conversion of shares..........    --       --       226        2     (226)      (2)          --            --            --
Issuance of Class C Preferred
  Stock.......................     7       --        --       --       --       --       66,000            --            --
Dividends on Redeemable
  Preferred Stock.............    --       --        --       --       --       --           --        (2,000)           --
Dividends on Class C Preferred
  Stock.......................     1       --        --       --       --       --        6,624        (6,624)           --
                                  --      ---     ------    ----    ------    ----     --------     ---------      --------
BALANCE, SEPTEMBER 30, 2000...    12      $ 1     13,976    $140    45,848    $459     $712,981     $(244,706)     $(17,995)
                                  ==      ===     ======    ====    ======    ====     ========     =========      ========

                                  TOTAL
                                  STOCK
                                HOLDERS'
                                 EQUITY
                                ---------
BALANCE, SEPTEMBER 30, 1997...  $ 159,681
                                ---------
Comprehensive income
  Net income..................      6,762
  Translation adjustment......     (4,093)
                                ---------
                                    2,669
Dividends on Redeemable
  Preferred Stock.............     (2,000)
Accretion of Old Class B
  Redeemable Common Stock.....     (3,840)
Excess of repurchase price
  over redemption value for
  repurchase of Old Class B
  Redeemable Common Stock.....   (134,289)
Increase in par value
  following stock split.......         --
Issuance of Class B Common
  Stock.......................    138,200
                                ---------
BALANCE, SEPTEMBER 30, 1998...    160,421
                                ---------
Comprehensive loss
  Net loss....................     (4,376)
  Translation adjustment......     (1,603)
                                ---------
                                   (5,979)
Dividends on Redeemable
  Preferred Stock.............     (2,000)
Accretion of Old Class B
  Redeemable Common Stock.....     (2,223)
Issuance of Class C Preferred
  Stock.......................     42,300
Dividends on Class C Preferred
  Stock.......................         --
Conversion of subordinated
  debt due Savia..............     35,857
Conversion of Old Class B
  Redeemable Common Stock.....     50,639
Issuance of Class A Common
  Stock.......................    191,700
                                ---------
BALANCE, SEPTEMBER 30, 1999...    470,715
Comprehensive loss
  Net loss....................    (80,783)
  Translation adjustment......     (3,052)
                                ---------
                                  (83,835)
Conversion of shares..........         --
Issuance of Class C Preferred
  Stock.......................     66,000
Dividends on Redeemable
  Preferred Stock.............     (2,000)
Dividends on Class C Preferred
  Stock.......................         --
                                ---------
BALANCE, SEPTEMBER 30, 2000...  $ 450,880
                                =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 SEMINIS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     FOR THE YEARS ENDED
                                                                        SEPTEMBER 30,
                                                              ----------------------------------
                                                                2000        1999         1998
                                                              --------    ---------    ---------
Cash flows from operating activities:
  Net income (loss).........................................  $(80,783)   $  (4,376)   $   6,762
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization...........................    50,109       46,923       31,341
    Deferred income tax benefit.............................   (37,459)      (5,500)        (108)
    Provision for minority interest in subsidiaries.........     1,157        1,428          219
    Loss from extraordinary items, net of income tax........        --        6,763           --
    Other...................................................       786           72        2,195
    Changes in assets and liabilities
      Accounts receivable...................................    (3,821)     (41,303)         125
      Inventories...........................................   (43,536)     (60,095)     (57,347)
      Prepaid expenses and other assets.....................     8,663        1,004       (1,591)
      Current income taxes..................................     9,385        3,627        3,457
      Accounts payable......................................     2,499       14,346      (10,975)
      Other liabilities.....................................    25,045      (10,662)         204
                                                              --------    ---------    ---------
         Net cash used in operating activities..............   (67,955)     (47,773)     (25,718)
                                                              --------    ---------    ---------
Cash flows from investing activities:
  Purchases of fixed and intangible assets..................   (41,487)     (71,125)     (61,123)
  Proceeds from disposition of assets.......................    11,291        4,520          869
  Exercise of Hungnong put option...........................        --      (54,772)     (33,933)
  Young Il Chemical Company Note............................        --       35,612      (35,612)
  Choong Ang acquisition, net of cash acquired..............        --           --      (19,388)
  Pre-acquisition advances to acquired companies............        --           --      (34,975)
  Agroceres acquisition, net of cash acquired...............        --      (19,695)          --
  Proceeds from sale of MBS' assets.........................     9,712           --           --
  Other.....................................................    (1,751)      (1,779)        (136)
                                                              --------    ---------    ---------
         Net cash used in investing activities..............   (22,235)    (107,239)    (184,298)
                                                              --------    ---------    ---------
Cash flows from financing activities:
  Proceeds from long-term debt issuances....................    97,184      837,305      402,172
  Repayments of long-term debt..............................   (81,356)    (923,006)    (109,905)
  Repurchase of Old Class B Redeemable Common Stock.........        --           --     (211,824)
  Net short-term borrowings (repayments)....................    15,307           56      (44,048)
  Subordinated debt due Savia...............................        --           --       35,857
  Dividends paid............................................    (2,000)      (2,000)      (2,000)
  Issuance of Class A Common Stock..........................        --      191,700           --
  Issuance of Class B Common Stock..........................        --           --      138,200
  Issuance of Class C Preferred Stock.......................    66,000       42,300           --
  Other.....................................................        --         (319)          --
                                                              --------    ---------    ---------
         Net cash provided by financing activities..........    95,135      146,036      208,452
                                                              --------    ---------    ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................    (1,534)        (851)         188
                                                              --------    ---------    ---------
Increase (Decrease) in cash and cash equivalents............     3,411       (9,827)      (1,376)
Cash and cash equivalents, beginning of period..............    19,068       28,895       30,271
                                                              --------    ---------    ---------
Cash and cash equivalents, end of period....................  $ 22,479       19,068    $  28,895
                                                              ========    =========    =========

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

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its majority controlled and owned subsidiaries. Investments in unconsolidated entities, representing ownership interests between 20% and 50%, are accounted for using the equity method of accounting. All material intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior years' financial statements to conform to fiscal year 2000 presentation.

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

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Provisions for depreciation have been made using the straight-line and accelerated methods for financial reporting purposes and accelerated methods for tax purposes. Estimated useful lives generally range from 5 to 40 years for buildings and improvements and from 3 to 20 years for machinery and equipment.

INTANGIBLE ASSETS

     Intangible assets consist primarily of the excess of purchase price over the fair market value of net assets acquired in purchase acquisitions, and the costs of acquired germplasm patents and trademarks. Goodwill is amortized over 15 years on a straight-line basis. The costs of acquired germplasm, patents and trademarks are being amortized over 10 to 20 years on an accelerated basis. Other intangibles are amortized over 3 to 10 years on a straight-line basis.

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

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company continually monitors its long-lived assets to determine whether any impairment of these assets has occurred. In making such determination, the Company evaluates the performance of the underlying businesses, products and product lines. The Company recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In fiscal year 2000, the Company recognized a $6,400 impairment write-down associated with its investment in LSL Plantscience. No other material impairments have been experienced.

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

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash, accounts receivable, notes receivable, accounts payable, accrued liabilities, debt and mandatorily redeemable securities. These balances are stated in the consolidated financial statements at amounts that approximate fair market value unless separately disclosed in the Notes to Consolidated Financial Statements.

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

SUPPLEMENTARY CASH FLOW INFORMATION

                                                         FOR THE YEARS ENDED
                                                            SEPTEMBER 30,
                                                    -----------------------------
                                                     2000       1999       1998
                                                    -------    -------    -------
Cash paid for interest............................  $31,890    $53,081    $21,590
Cash paid for income taxes........................    3,520      4,369         87
Supplemental non-cash transactions
  Issuance of preferred stock in Payment of Class
     C Preferred Stock Dividends..................    6,624      2,261         --

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

                                                               FOR THE YEARS ENDED
                                                                  SEPTEMBER 30,
                                                         --------------------------------
                                                           2000       1999        1998
                                                         --------    -------    ---------
NUMERATOR FOR BASIC AND DILUTED:
Income (loss) from continuing operations before
  extraordinary items..................................  $(80,783)   $ 2,387    $   6,762
Preferred stock dividends..............................    (8,624)    (4,261)      (2,000)
Accretion of Old Class B Redeemable Common Stock.......        --     (2,223)      (3,840)
Excess of repurchase price over redemption value for
  repurchase of Old Class B Redeemable Common Stock....        --         --     (134,289)
                                                         --------    -------    ---------
     Loss from continuing operations before
       extraordinary items available for common
       stockholders....................................  $(89,407)   $(4,097)   $(133,367)
                                                         ========    =======    =========
DENOMINATOR -- SHARES:
Weighted average common shares outstanding (basic).....    59,824     43,936       31,536
Add potential common shares:
  Old Class B Redeemable Common Stock..................        --      4,909        9,602
Less antidilutive effect of potential common shares....        --     (4,909)      (9,602)
                                                         --------    -------    ---------
     Weighted average common shares outstanding
       (diluted).......................................    59,824     43,936       31,536
                                                         ========    =======    =========
LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEMS AVAILABLE FOR COMMON
  STOCKHOLDERS:
  Basic and diluted....................................  $  (1.49)   $ (0.10)   $   (4.23)
                                                         ========    =======    =========

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Adoption of SFAS No. 133, as amended by SFAS No. 137 in June 1999 and SFAS No. 138 in June 2000, is required for the fiscal year beginning October 1, 2000. Management believes the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial position or results of operations.

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 -- LIQUIDITY

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring net cash outflows from operations and does not anticipate meeting certain financial ratio covenants of its credit facility during the next fiscal year that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments that might result from this uncertainty. Management believes that despite the liquidity issues presently facing the Company, it has in place business and financing plans that will be successfully executed, and will enable the Company to continue operations in the normal course.

     During the past three years, the Company's primary sources of capital have been advances from its parent company, bank borrowings under various credit facilities and the proceeds from an initial public offering. Cash generated from these financing activities has been utilized to fund acquisitions and capital expenditures, repay prior indebtedness, redeem stock and fund working capital requirements. The Company has been unable to generate cash from operations and is currently restricted from any additional borrowings under the credit facility. As of November 2000, Seminis' parent company suspended advancing funds to the Company.

     The Company's credit facility includes, among other things, quarterly financial covenants which, if not met, allow the lenders to demand repayment of all amounts outstanding. The Company was not in compliance with minimum interest coverage and maximum debt ratio covenants as of September 30, 2000 and does not expect to be in compliance with such covenants during fiscal year 2001. The lenders have granted the Company a waiver with respect to these covenants as of September 30, 2000 that extends through December 31, 2000. The Company is currently negotiating and expects to receive a signed waiver on December 29, 2000 with respect to these covenants as of September 30, 2000, December 31, 2000 and March 31, 2001 that extends through April 30, 2001, at which time any defaults will once again arise. As the Company does not anticipate meeting its quarterly covenants in fiscal year 2001 and expects to be in default once the waiver expires, outstanding borrowings under the credit facility have been classified as a current liability as of September 30, 2000.

     As of September 30, 2000, the Company was current on all principal and interest payments due under the credit facility. In connection with the pending waiver expected to be signed on December 29, 2000, the lenders have indicated that they will agree to divide and defer a $12.5 million term loan maturity due December 31, 2000 into two equal payments of $6.25 million due March 31, 2001 and April 30, 2001. The lenders will also require the final maturity of the term loan and the termination date for revolving credit commitments to accelerate to June 30, 2002 from June 30, 2004. The Company has committed to deliver a financial plan through September 30, 2002 which includes a proposal for the recapitalization of the Company (i.e., a plan to retire or refinance the bank debt by June 30, 2002) by March 31, 2001.

     To obtain approval of this plan, the Company must demonstrate its ability to immediately implement operating initiatives aimed at improving cash flows. These include reducing existing infrastructure to generate cost savings, accelerating collection of receivables and lowering of inventories to reduce working capital. Additionally, the plan must identify alternative sources of capital to repay the bank debt within the newly defined terms which would include the sale of assets, debt refinancing and additional equity infusions. Management, however, cannot make any assurances that these alternative sources of financing will be available to the Company.

     Management anticipates renegotiating the current credit facility with more achievable covenants at the time the plan is approved by the lenders. Should the plan not be approved and the credit facility is not modified, the lenders will continue to have the right to accelerate repayment of the facility, funds which may not be readily available to the Company.

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     - Reducing operation and production facilities;

     - Reducing headcount that results from the reorganization and facility consolidation;

     - Rationalizing the product portfolio;

     - Implementing an advanced global logistics management information system; and

     - Divesting non-strategic assets.

     In connection with the restructuring and optimization plan, the Company recorded nonrecurring pre-tax charges to operations of approximately $34.4 million for restructuring costs that included severance and other exit costs, inventory write-downs and costs associated with streamlining the products portfolio. Of this amount, $18.4 million was included in cost of goods sold for inventory write-downs. The remaining $16.0 million was included in selling, general and administrative expenses, and consists primarily of severance costs. The total severance charge relates to a planned 600 employee reduction worldwide in both operation and administrative groups. There were 144 employees severed in fiscal year 2000 as part of the Global Restructuring and Optimization Plan.

     The Company commenced the restructuring during fiscal year 2000, and expects to complete the plan by fiscal year 2001. Further elements of the plan will be initiated in the future and should be completed by fiscal year 2002. There have been no material changes in the aforementioned plan.

     Components of the restructuring charges are as follows:

                                                                               BALANCE AT
                                                        TOTAL     AMOUNTS     SEPTEMBER 30,
                                                       CHARGES    INCURRED        2000
                                                       -------    --------    -------------
Write-downs of inventory.............................   $18.4      $(18.4)        $  --
Severance and related expenses.......................    14.0        (1.8)         12.2
Other................................................     2.0        (2.0)           --
                                                        -----      ------         -----
          Total......................................   $34.4      $(22.2)        $12.2
                                                        =====      ======         =====

     As part of the strategy to divest non-strategic assets, in June 2000, the Company sold the assets of MBS, Inc., a U.S. subsidiary in the soybean seed business. The total purchase price was $11.9 million of which the Company recorded a gain of $10.0 million which is included in other non-operating income.

NOTE 4 -- MERGERS AND ACQUISITIONS

HUNGNONG SEED CO., LTD

     In July 1998, the Company acquired newly and previously issued common stock of Hungnong Seed Co., Ltd. ("Hungnong"), a South Korean vegetable seed company, representing a 70% ownership interest, for $120,620. The acquisition was funded by capital contributions by the Company's stockholders (Note 10) and borrowings under the Company's long-term debt facility (Note 9). The results of Hungnong's operations have been consolidated with those of the Company since the date of acquisition. The gross acquisition cost of $120,620 includes $86,687 of acquired cash.

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair market values. The fair market value of assets acquired and liabilities assumed was $196,176 and $144,513, respectively. The balance of the purchase price, $68,957, was recorded as excess of cost over net assets acquired (goodwill) and is being amortized over 15 years on a straight-line basis.

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

     The Hungnong 30% put option purchase was partially funded by Savia's December 1998 equity investment in Seminis of $10,000 in exchange for 1.0 shares of Class C Preferred Stock (Note 10) and proceeds of $35,612 from the Young Il Chemical Note which was collected in July 1999.

CHOONG ANG SEED COMPANY

     In July 1998, the Company acquired all of the outstanding shares of Choong Ang Seed Company ("Choong Ang"), a South Korean vegetable seed company, for $20,500. The acquisition was funded by capital contributions by the Company's stockholders (Note 10) and borrowings under long-term debt facilities (Note 9). The results of Choong Ang's operations have been consolidated with those of the Company since the date of acquisition. The gross acquisition cost of $20,500 includes $1,112 of acquired cash.

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

UNAUDITED PRO FORMA RESULTS

     Unaudited pro forma consolidated results of operations are presented in the table below for the year ended September 30, 1999. The pro forma results reflect the Hungnong and Choong Ang fiscal year 1998 acquisitions, as well as the fiscal year 1999 Hungnong put option purchase, as if they had occurred at the beginning of the fiscal year:

                                                                1999
                                                              --------
Total revenues..............................................  $530,633
Income (loss) from continuing operations before
  extraordinary items.......................................       288
Loss from continuing operations before extraordinary items
  available for common stockholders.........................    (6,446)
Loss from continuing operations before extraordinary items
  available for common stockholders per common share
  Basic and diluted.........................................  $  (0.15)
Weighted average common shares outstanding
  Basic and diluted.........................................    43,936

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     In management's opinion, the unaudited pro forma consolidated results of operations may not necessarily be indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal year 1999 or of future operations of the combined companies under the ownership and management of the Company.

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

NOTE 5 -- INVENTORIES

     Inventories consist of the following at September 30, 2000 and 1999:

                                                           2000        1999
                                                         --------    --------
Seed...................................................  $290,629    $257,774
Unharvested crop growing costs.........................    31,663      28,504
Supplies...............................................    10,995      15,466
                                                         --------    --------
          Total Net Inventories........................  $333,287    $301,744
                                                         ========    ========

     Inventories are presented net of reserves of $94,640 and $42,161 at September 30, 2000 and 1999, respectively.

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at September 30, 2000 and 1999:

                                                           2000        1999
                                                         --------    --------
Land...................................................  $ 72,763    $ 70,394
Buildings and improvements.............................   137,063     108,936
Machinery and equipment................................    70,523      69,604
Construction in progress...............................       606      24,913
                                                         --------    --------
                                                          280,955     273,847
Less: accumulated depreciation.........................   (54,450)    (47,212)
                                                         --------    --------
                                                         $226,505    $226,635
                                                         ========    ========

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 -- INTANGIBLE ASSETS

     Intangible assets at September 30, 2000 and 1999 consist of the following and are net of accumulated amortization for the respective fiscal years as parenthetically noted:

                                                           2000        1999
                                                         --------    --------
Goodwill (net of $21,654 and $11,105)..................  $128,387    $128,217
Software costs (net of $8,017 and $3,378)..............    23,491      18,900
Trademarks (net of $6,101 and $5,124)..................     8,799       9,776
Germplasm (net of $58,261 and $46,084).................    48,662      57,496
Other intangible assets (net of $6,972 and $3,505).....    18,500      27,886
                                                         --------    --------
                                                         $227,839    $242,275
                                                         ========    ========

NOTE 8 -- ACCRUED LIABILITIES

     Accrued liabilities consist of the following at September 30, 2000 and 1999:

                                                            2000       1999
                                                           -------    -------
Employee salaries and related benefits...................  $46,110    $36,836
Seedmen's errors and omissions...........................    3,328      3,614
Interest.................................................    6,692      1,326
Other....................................................   40,323     27,035
                                                           -------    -------
                                                           $96,453    $68,811
                                                           =======    =======

NOTE 9 -- LONG-TERM DEBT

     Long-term debt consists of the following at September 30, 2000 and 1999:

                                                          2000         1999
                                                        ---------    --------
Syndicated credit agreement borrowings................  $ 322,300    $314,028
South Korean borrowings due in annual installments
  through 2007........................................      2,632       4,501
Other borrowings......................................     24,194      17,458
                                                        ---------    --------
                                                          349,126     335,987
Less current portion..................................   (325,658)    (20,563)
                                                        ---------    --------
                                                        $  23,468    $315,424
                                                        =========    ========

     Other borrowings consist of various domestic and foreign, government and non-government loans of less than $2,000 each, bearing interest annually at rates ranging from 2% to 15% through 2007.

     As of September 30, 2000, long-term debt maturities are as follows:

                       YEAR ENDING
                       SEPTEMBER 30
                       ------------
2001......................................................  $325,658
2002......................................................     4,234
2003......................................................     3,205
2004......................................................     3,324
2005......................................................     2,765
Thereafter................................................     9,940
                                                            --------
                                                            $349,126
                                                            ========

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     In July 1999, the Company entered into a new credit agreement with Bank of Montreal and Harris Trust and Savings Bank providing for a $350,000 credit facility. The Company used a portion of the net proceeds of its initial public offering (Note 10) and funds available under the new credit facility to pay loan origination fees and repay indebtedness under its credit agreement dated April 30, 1999. The Company's $350,000 credit facility consists of a term loan in the amount of $200,000 and a revolving line of credit in the amount of $150,000. The term loan requires semi-annual payments, with the remaining balance due and the revolving line of credit maturing on June 30, 2004. The credit agreement bears interest in accordance with a grid pricing formula based on the achievement of a specific debt ratio, with such interest ranging from the prime rate plus 0.5% or, at the option of the Company, ranging from LIBOR plus 1.25% to LIBOR plus 2.0%. The effective rate at September 30, 2000 was 9.21%.

     The July 1999 agreement contains a number of financial covenants, including net worth and indebtedness tests, and limitations on its ability to make acquisitions, transfer or sell assets, create liens, pay dividends, enter into transactions with its affiliates or enter into a merger, consolidation or sale of substantially all of its assets. The agreement is secured by the intellectual property of Seminis and 100% of the shares of Seminis Vegetable Seeds, Inc., a wholly owned subsidiary of Seminis, Inc., and shares of some other international subsidiaries. The new credit agreement provides for events of default typical of facilities of its type, as well as an event of default if Pulsar Internacional, S.A. de C.V., together with its affiliates, which includes Savia, fails to hold a majority of the board of directors or direct management of the Company or control at least 51% of the voting rights of the Company.

     In June 2000, the Company amended its credit agreement to provide for more relaxed financial covenant ratios as well as to allow for the needed expenses related to the Global Restructuring and Optimization Plan. The Company also entered into a security agreement with the lenders that collateralized certain receivables, general intangibles and inventory.

     As of September 30, 2000, the Company was not in compliance with debt covenants associated with minimum interest coverage and maximum debt ratios under its amended July 1999 credit agreement. Based on current earnings and cash flow forecasts, management believes that the Company will not be in compliance with certain covenants in fiscal year 2001. As a result of management's estimates in regards to non-compliance with certain covenants during fiscal year 2001 the outstanding debt balances under the syndicated credit agreement have been classified as a current liability on the balance sheet as of September 30, 2000.

     The lenders have granted the Company a waiver with respect to these covenants as of September 30, 2000 that extends through December 31, 2000. The Company is currently negotiating and expects to receive a signed waiver on December 29, 2000 with respect to these covenants as of September 30, 2000, December 31, 2000 and March 31, 2001 that extends through April 30, 2001, at which time any defaults will once again arise. As of September 30, 2000, the Company was current on all principal and interest payments due under the credit facility. In connection with the pending waiver expected to be signed on December 29, 2000, the lenders have indicated that they will agree to divide and defer a $12.5 million term loan maturity due December 31, 2000 into two equal payments of $6.25 million due March 31, 2001 and April 30, 2001. The lenders will also require the final maturity of the term loan and the termination date for revolving credit commitments to accelerate to June 30, 2002 from June 30, 2004. The fee for the amendment will be one quarter of one percent of the total facility payable on June 30, 2001.

     The amendment further states that by March 31, 2001, the Company is required to present a financial plan through September 30, 2002, detailing a proposal for the recapitalization of Seminis. Management believes that with the current strategic initiatives, including the Global Restructuring and Optimization Plan, that have been initiated by the Company, a financial plan acceptable to the lenders will be provided and that a recapitalization of Seminis is reasonably expected.

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The amendment will require and contain additional collateral and covenants beyond those stipulated in the original July 1999 credit agreement and the June 2000 amendment to the credit agreement as detailed above in this note. The credit agreement will be further secured by the shares of all domestic subsidiaries and all United States owned foreign subsidiaries, specifically including the Company's two Korean subsidiaries. Additional security will also include all current assets, equipment, general intangibles, intellectual property, and significant real property of all primary domestic subsidiaries, and general intangibles and intellectual property of all foreign subsidiaries. New covenants will include allowable variances for cash used and provided by operations of domestic subsidiaries during fiscal year 2001 against forecasts provided to the lenders of the credit agreement.

     The credit agreement, as expected to be amended on December 29, 2000, bears interest in accordance with a grid pricing formula based on the achievement of a specific debt ratio, with such interest ranging from the base rate plus 2.5% until April 30, 2001. After April 30, 2001, the rates will revert to the structure as stated in the July 1999 credit agreement outlined above.

     In fiscal year 1999, loan origination fees of $3,611 were capitalized in connection with the July 1999 credit agreement and are being amortized to interest expense over the life of the agreement. Interest expense includes amortization of loan origination fees of $843 in fiscal year 2000, $1,560 in fiscal year 1999 and $891 in fiscal year 1998.

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

     The Company previously used interest rate hedge agreements to effectively convert variable rate credit agreement debt to a fixed basis. The fair values of hedge agreements are not recognized in the financial statements. The Company had outstanding interest rate hedge agreements with a notional amount of $80,000 at September 30, 1999, and an unrecognized loss of approximately $95 for fiscal year 1999.

     For the fiscal year ended September 30, 2000, the Company incurred interest at a weighted-average rate of 8.70% per annum.

NOTE 10 -- CAPITAL STOCK AND MANDATORILY REDEEMABLE EQUITY SECURITIES

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

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

INITIAL PUBLIC OFFERING

     In July 1999, the Company completed an initial public offering of 13,750 shares of Class A Common Stock at an initial offering price of $15.00 per share, raising net proceeds of $191,700. The Company used the net proceeds of the offering and funds available under the new July 1999 credit facility (Note 9) to pay loan origination fees, repay indebtedness under the April 1999 credit agreement and $7,700 of a $20,000 intercompany advance from Savia (Note 15). The remaining $12,300 of the intercompany advance was converted into 1.2 shares of Class C Preferred Stock.

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

CLASS A COMMON STOCK

     The Company is authorized to issue up to 91,000 shares of Class A Common Stock. Upon completion of the Company's initial public offering in July 1999, the Company issued 13,750 shares of Class A Common Stock. In addition, 3,677 shares were reserved for issuance of stock options. Class A Common Stock is entitled to one vote per share.

CLASS B COMMON STOCK

     Following the Ball Merger, Savia owned all 30,000 outstanding shares of the Company's Class B Common Stock. During fiscal year 1998, the Company issued 7,386 shares of Class B Common Stock for cash in the amount of $138,200. The share price of $18.71 was based on the fair market value of the Company at the time of the transaction.

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

CLASS C PREFERRED STOCK

     The Company is authorized to issue up to 12 shares of its Class C Preferred Stock. In December 1998, Savia made an equity investment in Seminis of $10,000 in exchange for 1 shares of Class C Preferred Stock to finance the purchase of shares of Hungnong which Seminis was obligated to purchase from the minority shareholders of Hungnong in connection with the acquisition of Hungnong and to provide working capital. In March 1999, Savia made an additional equity investment in Seminis of $20,000 in exchange for 2 shares of Class C Preferred Stock to finance working capital requirements. In July 1999, the Company converted $12,300 of an intercompany advance from Savia into 1.2 shares of Class C Preferred Stock. In April, May and June 2000, the company converted $22,000, $14,000 and $6,000 respectively, of intercompany advances from Savia into 2.2 shares, 1.4 shares and .6 shares of Class C Preferred Stock. In August and September 2000, Savia made additional equity investments of $10,000 and $14,000, respectively, in exchange for 1.0 shares and 1.4 shares of Class C Preferred Stock.

     Shares of Class C Preferred Stock have no voting rights and are redeemable at the option of the Company. Dividends accrue cumulatively at the rate of 10% per year and are payable quarterly. Dividends payable through January 2001 are payable by issuing additional fully paid and non assessable shares of Class C Preferred Stock.

NOTE 11 -- INCOME TAXES

     Income (loss) from continuing operations before income taxes and extraordinary items consists of the following:

                                                      2000         1999        1998
                                                    ---------    --------    --------
U.S. operations...................................  $ (90,311)   $(10,936)   $(28,771)
Foreign operations................................    (15,026)     15,819      38,969
                                                    ---------    --------    --------
                                                    $(105,337)   $  4,883    $ 10,198
                                                    =========    ========    ========

     The expense (benefit) for income taxes consists of the following:

                                                         2000       1999       1998
                                                       --------    -------    -------
Current:
  Federal............................................  $      0    $(2,150)   $(7,049)
  State..............................................       806       (183)      (691)
  Foreign............................................    12,099     10,329     11,284
                                                       --------    -------    -------
                                                         12,905      7,996      3,544
                                                       --------    -------    -------
Deferred:
  Federal............................................   (32,466)    (1,705)    (2,833)
  State..............................................    (2,824)      (145)      (264)
  Foreign............................................    (2,169)    (3,650)     2,989
                                                       --------    -------    -------
                                                        (37,459)    (5,500)      (108)
                                                       --------    -------    -------
                                                       $(24,554)   $ 2,496    $ 3,436
                                                       ========    =======    =======

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 2000 and 1999 are as follows:

                                                                2000        1999
                                                              --------    --------
Deferred tax assets:
  Accounts Receivable.......................................  $  1,396    $  2,287
  Inventories...............................................    20,353      13,628
  Other accruals............................................    10,636       6,240
  Net operating loss carryforwards and other credits........    42,732       5,819
                                                              --------    --------
          Total deferred tax assets.........................    75,117      27,974
  Valuation allowances and reserves.........................   (18,601)     (7,080)
                                                              --------    --------
          Net deferred tax assets...........................    56,516      20,894
                                                              --------    --------
Deferred tax assets (liabilities):
  Fixed and Intangible Assets...............................   (37,164)    (37,967)
  Accrued taxes on undistributed foreign earnings...........   (13,653)    (13,380)
                                                              --------    --------
          Total deferred tax assets (liabilities)...........   (50,817)    (51,347)
                                                              --------    --------
                                                              $  5,699    $(30,453)
                                                              ========    ========

     The valuation allowance for deferred tax assets as of September 30, 2000 and 1999 was $18,601 and $7,080, respectively. The net change in the total valuation allowance for the years ended September 30, 2000 and 1999 was an increase of $11,521 and a decrease of $166, respectively.

     The Company's net operating loss carryforward balance primarily relates to a Netherlands loss carryforward of $13,655 that has an indefinite life, and United States loss carryforward of $28,099 that will expire in 2020. Based on management's assessment, it is highly probable that the net deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

     The Company provides for federal income taxes on the undistributed earnings of certain foreign subsidiaries. The earnings for all other foreign subsidiaries will only be distributed to the United States to the extent any Federal income tax can be fully offset by foreign tax credits.

     The expense for income taxes varies from income taxes based on the federal statutory rate as follows:

                                                         2000       1999       1998
                                                       --------    -------    -------
Income tax (benefit) at statutory Federal rate.......  $(36,868)   $ 1,709    $ 3,569
State and local income tax (benefit), net of Federal
  income tax effect..................................    (1,312)      (213)      (180)
Research and other tax credits.......................    (1,358)    (1,034)      (977)
Foreign earnings taxed at different rates............    (2,051)      (317)       959
Net increase (decrease) in valuation allowances and
  reserves...........................................    11,521       (134)    (1,009)
Goodwill amortization................................     3,558      2,672        825
Other................................................     1,956       (187)       249
                                                       --------    -------    -------
                                                       $(24,554)   $ 2,496    $ 3,436
                                                       ========    =======    =======

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 -- EMPLOYEE BENEFITS

PENSION AND RETIREMENT PLANS

     U.S. Plans. The Company maintains a Company-sponsored defined contribution savings plan covering eligible employees. Company contributions are based on a percentage of employee contributions and on employee salaries. Company contributions totaled $2,499, $2,208, and $2,050 in fiscal years 2000, 1999, and 1998, respectively. The Company also maintains a qualified profit sharing plan. Annual contributions are made at the discretion of the Company's board of directors and totaled $440, $1,058, and $1,284 in fiscal years 2000, 1999, and 1998, respectively.

     Foreign Plans. In accordance with the local statutory requirements, the Company sponsors retirement and severance plans at several of its foreign locations. The Company has recorded an accrual of $12,932 at September 30, 2000 and $14,358 at September 30, 1999 for anticipated payments to be made to foreign employees upon retirement or termination.

     The Company provides a defined-benefit pension plan in the Netherlands (the "Netherlands Plan") as required by statute. The following provides a reconciliation of the benefit obligation, plan assets and funded status of the Netherlands Plan as of September 30, 2000 and 1999.

                                                               2000       1999
                                                              -------    -------
Change in projected benefit obligation:
  Projected benefit obligation at beginning of year.........  $32,597    $39,356
  Service cost..............................................    1,509      1,236
  Interest cost.............................................    1,752      1,928
  Actuarial loss............................................    4,710        342
  Benefits paid.............................................       --     (2,184)
  Assumptions change........................................       --     (4,558)
  Translation difference....................................   (6,375)    (3,523)
                                                              -------    -------
  Projected benefit obligation at end of year...............   34,193     32,597
                                                              -------    -------
Change in plan assets:
  Fair value of plan assets at beginning of year............   36,564     36,712
  Actual return on plan assets..............................      884      3,895
  Contributions.............................................      966      1,349
  Benefits paid.............................................       --     (2,184)
  Translation difference....................................   (6,436)    (3,208)
                                                              -------    -------
  Fair value of plan assets at end of year..................   31,978     36,564
                                                              -------    -------
  Funded status of plan.....................................   (2,215)     3,967
  Unrecognized net loss.....................................    7,032      4,371
  Unrecognized prior service cost...........................   (3,380)    (4,330)
                                                              -------    -------
  Prepaid pension asset.....................................  $ 1,437    $ 4,008
                                                              =======    =======

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The components of net pension expense of the Netherlands Plan, based on the most recent valuation dates, are as follows:

                                                         2000       1999       1998
                                                        -------    -------    -------
Service cost..........................................  $ 1,509    $ 1,236    $ 1,096
Interest cost.........................................    1,752      1,928      1,956
Actual gain on plan assets............................     (960)    (3,992)    (1,596)
Net amortization and deferral.........................   (1,256)     1,403       (593)
                                                        -------    -------    -------
                                                        $ 1,045    $   575    $   863
                                                        =======    =======    =======

     Assumptions used in the above calculations are as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Weighted-average discount rate..............................  6.3%    6.0%    6.0%
Rate of future compensation increases.......................  5.5     5.0     4.0
Long-term rate of return on plan assets.....................  8.0     7.5     7.5

STOCK OPTION PLAN

     In 1998, the Company adopted the Seminis 1998 Stock Option Plan (the "Stock Option Plan") under which key employees and board of director members may be granted options to purchase shares of the Company's authorized and issued Class A Common Stock. The board of directors reserved 3,677 shares for issuance under the plan and, in July 1998, awarded options to acquire 267 shares by plan participants at $18.71 per share (Note 10), which was determined by independent appraisal to be equal to fair market value. During October 1999 and August 2000, 520 options and 432 options were issued at $7.63 and $1.56 per share, respectively. Under the Stock Option Plan, the option exercise price is equal to fair market value at the date of grant.

     Options currently expire no later than ten years from the grant date and generally vest over four years. Proceeds received by the Company from exercises will be credited to common stock and additional paid-in capital.

     Stock option plan activity during the three years ended September 30, 2000 was as follows:

                                                     NUMBER      WEIGHTED AVERAGE
                                                    OF SHARES     EXERCISE PRICE
                                                    ---------    ----------------
  Reserved........................................    3,677           $   --
  Grants..........................................     (267)           18.71
  Exercises.......................................       --               --
  Cancellations...................................       --               --
                                                      -----
September 30, 1998................................    3,410               --
  Grants..........................................       --               --
  Exercises.......................................       --               --
  Cancellations...................................       --               --
                                                      -----
September 30, 1999................................    3,410               --
  Grants..........................................     (952)            4.87
  Exercises.......................................       --               --
  Cancellations...................................      135            13.02
                                                      -----
September 30, 2000................................    2,593
                                                      =====

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table summarizes information concerning currently outstanding and exercisable stock options:

                      NUMBER                            NUMBER
                    OUTSTANDING                       EXERCISABLE
                       AS OF          REMAINING          AS OF
  EXERCISE PRICE      9/30/00      CONTRACTUAL LIFE     9/30/00
  --------------   -------------   ----------------   -----------
  1.56$......            432          9.92 years            0
  7.63......             451          9.04 years            0
  18.71.....             201          7.75 years          101
                       -----                              ---
                       1,084                              101
                       =====                              ===

     Pro forma information regarding net income is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted under the fair market value method of that statement. The fair market value of options granted in fiscal year 1998 was $16.41 per share using a minimum value method assuming a risk-free interest rate of 5.48%, an expected life of four years and no projected dividend yields. Unlike other permitted option pricing models, the minimum value method excludes stock price volatility, which could not be reasonably estimated for the Company's 1998 grants. The weighted average fair value of options granted in fiscal year 2000 was $2.80 per share using the Black-Scholes option pricing model, assuming a weighted average risk-free interest rate of 6.03%, an expected life of five years and no projected dividend yields. Stock price volatility was 55% and 100% for the October 1999 and August 2000 grants, respectively.

     For purposes of pro forma disclosures, the estimated fair market value of the options is amortized to expense over the options' vesting periods. There is no material difference in net loss per share in applying the pro forma provisions of SFAS No. 123 for the years ended September 30, 2000, 1999 and 1998.

SUBSEQUENT EVENT

     In October 2000, the Company awarded options to acquire 522 shares of Class A Common Stock by plan participants at $1.36 per share in accordance with the Stock Option Plan.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases land, buildings, machinery and equipment under operating leases. Rental expenses aggregated approximately $11,973, $12,420, and 9,788 in fiscal years 2000, 1999, and 1998, respectively.

     Minimum annual lease commitments under non-cancelable operating leases at September 30, 2000 are as follows:

                        YEAR ENDING
                       SEPTEMBER 30,
                       -------------
  2001.....................................................  $ 5,527
  2002.....................................................    4,460
  2003.....................................................    3,005
  2004.....................................................    2,550
  2005.....................................................    2,036
  Thereafter...............................................    1,143
                                                             -------
                                                             $18,721
                                                             =======

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONTINGENCIES

     The Company has been named as a defendant in various lawsuits arising out of alleged seedmen's errors and omissions. The Company maintains third-party seedmen's errors and omissions insurance covering these types of claims, thus policies are subject to annual renewal and revisions and house deductibles and coverage limits. An accrual for management's estimate of exposure related to such claims has been recorded in the financial statements and is disclosed in
Note 8. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Historically, resolution of asserted claims has been in line with management's expectations.

NOTE 14 -- GEOGRAPHIC INFORMATION

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

                                                       2000        1999        1998
                                                     --------    --------    --------
Net sales:
  United States....................................  $138,774    $151,271    $132,274
  Italy............................................    41,789      50,928      47,376
  South Korea......................................    60,732      53,469      13,119
  Spain............................................    28,153      28,622      24,749
  Mexico...........................................    22,578      34,426      31,355
  Other foreign....................................   182,419     211,917     179,550
                                                     --------    --------    --------
          Consolidated net sales...................  $474,445    $530,633    $428,423
                                                     ========    ========    ========

     Long-lived assets other than financial instruments and deferred tax assets located in the Company's country of domicile, located in individual foreign countries representing more than 10% of the Company's consolidated long-lived assets and located in all other foreign countries in total in which the Company holds assets are summarized as follows:

                                                                2000        1999
                                                              --------    --------
Long-lived assets:
  United States.............................................  $180,101    $170,835
  The Netherlands...........................................    33,804      46,680
  South Korea...............................................   194,939     203,623
  Other foreign.............................................    61,694      72,403
                                                              --------    --------
          Consolidated long-lived assets....................  $470,538    $493,541
                                                              ========    ========

NOTE 15 -- RELATED PARTIES

     Balances and transactions with related parties included in the consolidated financial statements are as follows:

          (a) Research and development expenses include $2,500 in fiscal years 2000, 1999 and 1998 in biotechnology research fees incurred pursuant to an agreement between the Company and Bionova Holding Corporation, a publicly traded company. Savia is the majority stockholder in Bionova.

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

          (b) Operating expenses for fiscal year 1998 include $8,465 in management fees paid to Savia.

          (c) Subordinated debt of $35,857 at September 30, 1998 was payable to Savia. On February 1, 1999, the subordinated debt was converted into 1,916 shares of Class B Common Stock at $18.71 per share.

          (d) At September 30, 1999, included in accounts payable is $3,924 due to Agromod, S.A. de C.V., an affiliate of Savia, for the purchase of fixed assets acquired by Seminis in Mexico.

          (e) At September 30, 2000, Savia owned 11.70 shares of Class C Preferred Stock. The amount consists of an equity investment made by Savia of $10,000 in December 1998 in exchange for 1 shares of Class C Preferred Stock to finance the purchase of shares of Hungnong (Note 2) and an equity investment in March 1999 of $20,000 in exchange for 2 shares to finance working capital requirements. In addition, Seminis borrowed $20,000 in January 1999 from Savia. Seminis used net proceeds from its initial public offering to repay $7,700 of the intercompany advance and the remaining $12,300 was converted into 1.23 shares of Class C Preferred Stock. The remaining 0.23 shares were issued as payment in kind dividends during fiscal year 1999. In April, May and June 2000, Savia converted $22,000, $14,000 and $6,000 of intercompany advances, respectively, to 2.20, 1.40 and .60 shares of Class C Preferred Stock. In August and September 2000, Savia made additional equity investments of $10,000 and $14,000 in exchange for 1.00 and 1.40 shares of Class C Preferred Stock. The remaining .64 shares were issued as payment of in kind dividends during fiscal year 2000.

          (f) At September 30, 1999, included in accounts receivable is $2,504 due from Agroservicios Mega, S.A. de C.V., a distributor affiliated with Savia.

          (g) Subsequent Events -- In October and November 2000, Savia made additional advances of $31,850 and $14,000, respectively.

                                 SEMINIS, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The seed business is highly seasonal. Generally, net sales are highest in the second fiscal quarter due to increased demand from northern hemisphere growers who plant seed in the early spring. Seminis recorded 39.3% of its fiscal year 2000 net sales during its second fiscal quarter. Seminis has historically operated at a loss the first and third fiscal quarters due to lower sales during such quarters. Seminis' results in any particular quarter should not be considered indicative of those to be expected for a full year.

     The following table sets forth results of operations data for the last eight fiscal quarters. Net income includes extraordinary items related to the write-off of unamortized loan fees in fiscal year 1999.

                                                                            QUARTER ENDED
                                        -------------------------------------------------------------------------------------
                                                    FISCAL YEAR 2000                            FISCAL YEAR 1999
                                        -----------------------------------------   -----------------------------------------
                                        DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net sales.............................  $ 81,186   $186,604   $114,360   $ 92,295   $ 84,861   $197,450   $124,745   $123,577
Gross profit..........................    50,336    111,863     54,724     20,417     53,010    122,690     77,172     75,412
Net income (loss) from continuing
  operations before extraordinary
  items...............................   (19,067)    19,408    (19,247)   (61,877)   (18,399)    22,485     (4,633)     2,934
Net income (loss).....................   (19,067)    19,408    (19,247)   (61,877)   (18,399)    22,485     (8,606)       144
Income (loss) from continuing
  operations before extraordinary
  items available for common
  stockholders........................   (20,706)    17,753    (21,613)   (64,841)   (19,661)    20,885     (6,638)     1,317
Income (loss) from continuing
  operations before extraordinary
  items available for common
  stockholders per common share, basic
  and diluted.........................     (0.35)      0.30      (0.36)     (1.08)     (0.53)      0.54      (0.17)      0.02

                       VALUATION AND QUALIFYING ACCOUNTS

                                         BALANCE AT    ADDITIONS
                                        BEGINNING OF   CHARGED TO
                                            YEAR       OPERATIONS   DEDUCTIONS    ACQUISITIONS   RECLASSIFICATION(A)
                                        ------------   ----------   -----------   ------------   -------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Year Ending September 30, 1998......    8,116,000     4,391,000    (3,965,000)    3,715,000                --
  Year Ending September 30, 1999......   12,451,000     5,199,000    (2,816,000)           --                --
  Year Ending September 30, 2000......   14,838,000     4,886,000    (5,152,000)           --                --
INVENTORY RESERVE
  Year Ending September 30, 1998......   33,951,000    10,120,000   (12,439,000)   11,868,000                --
  Year Ending September 30, 1999......   44,263,000    11,496,000   (14,325,000)           --                --
  Year Ending September 30, 2000......   42,161,000    58,948,000   (16,085,000)           --        11,408,000

                                        FOREIGN CURRENCY
                                          TRANSLATION      BALANCE AT
                                          ADJUSTMENTS      END OF YEAR
                                        ----------------   -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Year Ending September 30, 1998......        194,000      12,451,000
  Year Ending September 30, 1999......          4,000      14,838,000
  Year Ending September 30, 2000......       (394,000)     14,178,000
INVENTORY RESERVE
  Year Ending September 30, 1998......        763,000      44,263,000
  Year Ending September 30, 1999......        727,000      42,161,000
  Year Ending September 30, 2000......     (1,792,000)     94,640,000

---------------
(a) Amount primarily related to reserve reclassification of non-valued (obsolete) seed from a net inventory presentation in fiscal years 1998 and 1999, to a gross inventory presentation in fiscal year 2000.