Form 10-K/A
period 2000-09-30
SEMINIS INC
filed 2001-01-29
CIK 1078259

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000,

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________ TO ____________.



                         Commission file number 0-26519

                                  Seminis, Inc.
             (Exact name of registrant as specified in its charter)



          Delaware                                        36-0769130
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


               2700 Camino Del Sol, Oxnard, California 93030-7967
                    (Address of principal executive offices)


Registrant's telephone number including area code:  (805) 647-1572

Securities registered pursuant to Section 12(b) of the Act:


  Title of Each Class                Name of Each Exchange on which Registered
  -------------------                -----------------------------------------
       None                                            None


Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $0.01 per share
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                              PURPOSE OF AMENDMENT

The registrant has determined to furnish the information required in Part III of its Annual Report on Form 10-K for the fiscal year ended September 30, 2000 rather than to incorporate it by reference to information to be contained in the registrant's definitive proxy statement. The registrant hereby amends Part III of the Annual Report on Form 10-K as follows to include the information required by Part III.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Executive Officers" in Item 1 of this Form 10-K Report is incorporated herein by reference.


                                    DIRECTORS

At the Annual Meeting of Stockholders, to be held March 14, 2001, four Directors are to be elected, each to hold office until the expiration of his term and until a successor shall be elected and shall qualify. The Directors serve staggered terms.

NOMINEES FOR ELECTION AS DIRECTORS WITH TERMS EXPIRING IN 2001

     Adrian Rodriguez Macedo. Director since January 2001. Managing Director of Monterrey Capital Partners, an investment fund, since September 2000; Chairman of Vectodivisas, a money exchange office, since 1994; age 50.


     George C. Ball, Jr. Director of Seminis since October 1995. President of Burpee Holding Company, a garden products and services company, since 1993; director of Geo J. Ball, Inc. from 1989 until its merger with Seminis in October 1995; age 48.

     Frank J. Pipp. Director of Seminis since December 1995. Consultant to Xerox Corporation since 1988; Corporate Officer, Group Vice President of Xerox responsible for worldwide product development and manufacturing, from 1980 to 1988; director of Advanced Hi-Tech, Inc., AAVID Thermal Technologies Inc. and Nypro, Inc.; age 75.

     Christopher J. Steffen. Director of Seminis since January 1997. Business consultant since December 1996; Vice Chairman and a director of Citicorp, N.A., predecessor to CitiGroup, N.A. and its principal subsidiary, Citibank, N.A., from May 1993 to December 1996; age 58.


DIRECTORS WITH TERMS EXPIRING IN 2002

     Alfonso Romo Garza. Chairman of the Board of Directors of Seminis since October 1995; Chief Executive Officer of Seminis since November 1999. Chief Executive Officer of Pulsar Internacional, S.A., de C.V. ("Pulsar"), an affiliate of Savia, since 1984; Chairman of the Board and Chief Executive Officer of Savia since 1988; Chairman of the Board and Chief Executive Officer of Seguros Comercial America, S.A. de C.V., a majority owned subsidiary of Savia, since 1989; Chairman of the Board of Empaques Ponderosa, S.A. de C.V. ("Empaq"), a majority owned subsidiary of Savia, since 1995; director of Cementos Mexicanos, S.A. de C.V., age 50.

     Jose Manuel Garcia. Garcia Director since January 2001. Chief Operating Officer of Savia's Packaging Division since 1989. He is a director of Savia, since January 1999 and of Empaq, since January 1995; age 49.

     Eugenio Najera Solorzano. Director of Seminis since May 1998. President of Seminis since August 21, 2000; President and Chief Operating Officer of Seminis Vegetable Seeds, Inc., the principal operating subsidiary of Seminis, since August 21, 2000; in charge of new business development at Savia, from August 1997 to August

2000; Chief Operating Officer of Cigarrera La Moderna, S.A. de C.V. from November 1992 to September 1997; director of Savia and Bionova Holding Corporation ("Bionova"); age 52.


DIRECTORS WITH TERMS EXPIRING IN 2003

     Bernardo Jimenez Barrera. Director of Seminis since October 1995. Chief Financial Officer of Savia, since April, 2000; Chief Executive Officer and Chairman of the Board of Bionova, a leading biotechnology and processor company and a majority owned subsidiary of Savia and an affiliate of Seminis, since October 1996; director of Savia; age 47.

     Dr. Peter Davis. Director of Seminis since October 1995. President of the Family Business Group Inc., a consulting firm specializing in strategic issues for closely-held companies since May 1986; member of the executive committee of Pulsar, an affiliate of Savia; director of Bionova; member of the faculty of the Wharton School of the University of Pennsylvania from 1975 to 1994; age 56.

     Dr. Roger Beachy. Director of Seminis since May 2000. President and Director of Donald Danforth Plant Science Center since January 1999; Adjunct Professor of the Department of Biology of the Peking University, Beijing, China; Professor and Scripps Family Chair Head, Division of Plant Biology and Co-Director, International Laboratory for Tropical Agricultural Biotechnology, The Scripps Research Institute, La Jolla, California, from June 1991 to January 1999; age 56.

     Dr. Eli Shlifer. Director of Seminis since January 1997. Self employed; consultant for Pulsar for more than six years; director of Bionova; age 70.


             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires Seminis' officers and directors and persons who own more than ten percent of a registered class of Seminis' equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Seminis believes that during fiscal year 2000 its officers and directors complied with all applicable
Section 16(a) filing requirements, except that Dr. Charles E. Green inadvertently failed to file a Form 3 upon the acquisition of 3,000 Class A shares on August 16, 2000 and, consequently, a Form 4 after the tenth day after the end of the month in which a change in beneficial ownership occurred. Mr. Green acquired 3,000 Class A shares on August 17, 2000, 10,000 shares on August 21, 2000, 10,000 shares on October 20, 2000, 7,000 shares on December 15, 2000 and 3,000 shares on December 18, 2000. Mr. Green will promptly file, as required by law.


ITEM 11. EXECUTIVE COMPENSATION

          EXECUTIVE SUMMARY COMPENSATION TABLE AND RELATED INFORMATION

COMPENSATION COMMITTEE REPORT

     The Compensation Committee (the "Committee") of the Board of Directors sets the compensation of the Chief Executive Officer and Chief Operating Officer, reviews the design, administration and effectiveness of compensation programs for other key executives, and approves stock option grants. The Committee, serving under a charter adopted by the Board of Directors, is composed entirely of outside directors who have never served as officers of the Company.


COMPENSATION PHILOSOPHY AND OBJECTIVES

     The Company operates in an extremely competitive and rapidly changing business environment. The Committee believes that the compensation programs for the executive officers should be designed to attract, motivate and retain talented executives responsible for the success of the Company and should be determined within a competitive framework and based on the achievement of designated financial targets, individual contribution, product quality, and customer satisfaction. Within this overall philosophy, the Committee's objectives are to:

     - Offer a total compensation program that takes into consideration the compensation practices of a group of selected companies with which the Company competes for executive talent and insures equitable remuneration.

     - Provide annual variable incentive awards that take into account the Company's overall financial performance in terms of designated corporate objectives as well as individual contributions.

     - Align the financial interests of executive officers with those of shareholders by providing significant equity-based, long-term incentives.


COMPENSATION COMPONENTS AND PROCESS

     The three major components of the Company's executive officer compensation are: (i) base salary, (ii) variable incentive awards, and (iii) long-term, equity-based incentive awards.

     The Committee determines the compensation levels for the executive officers with the assistance of the Company's human resources department, which works with independent consulting firms that furnish the Committee with executive compensation data drawn from nationally recognized surveys of similarly sized companies.

     The positions of the Company's CEO and executive officers were compared with those of their counterparts, and the market compensation levels for comparable positions were examined to determine base salary, target incentives and total cash compensation.

     Base Salary. The base salary for each executive officer is determined at levels considered appropriate for comparable positions at the peer companies. Consideration is also given to compensation of comparable positions in other Pulsar operating companies.

     Variable Incentive Awards. To reinforce the attainment of Company goals, the Committee believes that a substantial portion of the annual compensation of each executive officer should be in the form of variable incentive pay. Variable incentive pay awards are the result of the cumulative achievement of company, team, and personal goals. Goals are established at the beginning of each fiscal period. Goals are set from top down within the organization in such a manner that the personal and team goals for subordinate organizational levels support the attainment of goals for the higher level, thereby assuring a commonality of purpose among functional operations. The incentive plan sets a threshold level of Company performance that must be attained before any incentive awards are made. Once the fiscal year's threshold is reached, specific formulas are in place to calculate the actual incentive payment for each officer. The plan does allow for pro-rata incentive payment based upon Company goal performance over the threshold but less than or greater than 100% of target. A target is set for each executive officer based on targets for comparable positions at comparison companies, as well as related Pulsar organizations, and is stated in terms of a percentage of the officer's base salary for the year. No incentive bonuses were paid to any of the named employees listed in the Executive Summary Compensation Table included herein. The special research and development bonus was paid to Dr. Green and non-executive incentive bonuses were paid to Dr. Green and Mr. Colton.

     Long-Term, Equity-Based Incentive Awards. The goal of the Company's long-term, equity-based incentive awards is to align the interests of executive officers with shareholders and to provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. The Committee determines the size of long-term, equity-based incentives according to each executive's position within the Company and sets a level it considers appropriate to create a meaningful opportunity for stock ownership. In addition, the Committee takes into account an individual's recent performance, his or her potential for future responsibility and promotion, and the number of unvested options held by each individual at the time of the new grant. The relative weight given to each of these factors varies among individuals at the Committee's discretion. Equity-based incentive awards are made in conformance with the Seminis Stock Option Plan of 1998.

     CEO COMPENSATION. The annual base salary of Mr. Romo was established by the Compensation Committee and approved by the Board at its November 1999 meeting. The Committee's recommendation was made based upon Mr Romo's duties and the salary levels paid to Chief Executive Officer's of similarly sized companies doing business on a global scale. Further consideration was taken of Mr. Romo's involvement in the founding of Seminis and his previous services to the company.

     Mr. Romo received no incentive compensation payment as a result of Seminis' fiscal year 2000 performance. On October 2000, Mr. Romo did receive an option grant of 80,000 shares under the Company's broad-based stock option program during and subsequent to the Company's fiscal year end. The option grants made to Mr. Romo have the four (4)-year vesting schedule applicable to all plan participants.

     The Variable Incentive Awards Program, from which Mr. Romo received no payment, and Options from the Company's Stock Option Plan, which depend upon appreciation of the Company's Common Stock over the option term, place a significant portion of Mr. Romo's compensation at risk.

     COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M). Section 162(m) of the Internal Revenue Code disallows a Federal income tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. This limitation applies only to compensation which is not qualified performance based compensation. The Seminis Stock Option Plan of 1998 has been structured so that any compensation deemed paid in connection with the exercise of option grants made under that plan should qualify as performance-based compensation which should not be subject to the $1 million limitation.


COMPENSATION COMMITTEE

     Timothy M. George, Chairman
     Frank J. Pipp
     Christopher J. Steffen

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee of the Company's Board of Directors for the 2000 fiscal year are those named above in the Compensation Committee Report. No member of this Committee was at any time during the 2000 fiscal year or at any other time an officer or employee of the Company.


DIRECTORS' COMPENSATION

     Seminis' outside directors receive an annual board membership fee of $25,000, a fee of $2,500 for each meeting of the Board of Directors attended and a fee of $1,000 for each committee meeting attended. Committee chairmen receive an additional annual fee of $2,000 and an additional fee of $250 for each committee meeting attended. Directors are eligible to receive options under the Seminis stock option plan.

EXECUTIVE SUMMARY COMPENSATION TABLE

    The following table provides a summary of compensation earned by the Company's Chief Executive Officer and the four other highest-paid executives, for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years:

                                                                                                          LONG-TERM
                                                                                                        COMPENSATION
                                                                                                           AWARDS
                                                                              ANNUAL COMPENSATION       ------------
                                                                              -------------------         SECURITIES
                                                                                           OTHER         UNDERLYING
                                                  FISCAL     SALARY        BONUS       COMPENSATION        OPTIONS
NAME AND PRINCIPAL POSITION                        YEAR        ($)          ($)             ($)              (#)
---------------------------                       ------     -------     -------       ------------      -----------
Alfonso Romo (1)..............................      2000     690,797          --               --           3,000
  Chairman of the Board and Chief Executive         1999          --          --               --              --
  Officer                                           1998          --          --               --              --

Alejandro Rodriguez Graue (2) (3).............      2000     567,999          --          113,766          49,500
  President & Chief Operating Officer               1999     370,789          --          246,795              --
                                                    1998     352,910     628,093          188,913          35,046

Octavio Hernandez (3).........................      2000     273,966          --           38,063          27,848
  Vice President & Chief Financial                  1999     215,410          --           76,495              --
  Officer                                           1998     169,735     289,333          270,709           6,077

Dr. Charles E. Green..........................      2000     236,143     113,082(4)            --          33,272
  Vice President-- Research and                     1999     204,579     139,396               --              --
  Development                                       1998     180,871      45,316               --              --

Ron Colton....................................      2000     202,923      42,675               --           7,343
  Corporate General Counsel                         1999     200,000          --               --              --
                                                    1998      30,769          --               --              --

----------
(1)  Alfonso Romo became Chief Executive Officer in December 1999.

(2) Alejandro Rodriguez resigned on August 21, 2000 and was retained as a consultant until November 30, 2000.

(3) Other compensation paid to Mr. Rodriguez consisted of: 1) The fair market value of housing provided by the Company of $51,190 for fiscal year 2000, $73,620 in fiscal year 1999 and $72,000 in fiscal year 1998, and 2) A Relocation/International Living Bonus of $62,576 for fiscal year 2000, $173,175 in fiscal year 1999 and $116,913 in fiscal year 1998. Other compensation paid to Mr. Hernandez consisted of: 1) The fair market value of housing provided by the Company of $9,673 for fiscal year 2000, $44,600 in fiscal year 1999 and $54,000 in fiscal year 1998, and 2) A Relocation/International Living Bonus of $28,390 in fiscal year 2000, $31,895 in fiscal year 1999 and $216,709 in fiscal year 1998. The homes occupied by Mssrs. Rodriguez and Hernandez were sold to these officers in April and May 2000, respectively. Mssrs. Rodriguez and Hernandez also received a special bonus equal to the interest expense on the Company loans (described under "Transaction With Executive Officers, etc.") to finance the purchase of the homes from the Company.

(4) Dr. Charles E. Green's 2000 bonus includes $38,068 as a special one-time research and development bonus payment which was provided to Seminis scientific and breeder staff members.

OPTION GRANTS

     In August and October of 2000 options to purchase Seminis shares were granted to various individuals for services rendered during the preceding fiscal year pursuant to the terms of the Seminis, Inc. 1998 Stock Option Plan as amended. Awards were made to the named officers set forth below.

                                                               INDIVIDUAL GRANTS
                                 -----------------------------------------------------------------------------
                                                 PERCENT OF
                                                   TOTAL                                  POTENTIAL REALIZABLE
                                                  OPTIONS                                   VALUE AT ASSUMED
                                   NUMBER OF    GRANTED TO                                ANNUAL RATES OF STOCK
                                  SECURITIES   EMPLOYEES IN   EXERCISE OR                PRICE FOR APPRECIATION
                                  UNDERLYING    AUGUST AND    BASE PRICE                   FOR OPTION TERM(1)
                                    OPTIONS    OCTOBER 2000   PER SHARE    EXPIRATION    ----------------------
NAME                                  (#)          GRANT       ($/SHARE)      DATE         5%($)        10%($)
----                              ----------   ------------   -----------  ----------    ----------   ---------
Alfonso Romo..................       80,000       15.34%         1.36        10/15/10      68,424       173,399

Dr. Charles E. Green..........       25,272        5.85%         1.56        08/28/10      24,794        62,832
                                     15,000        2.88%         1.36        10/15/10      12,829        32,512

Octavio Hernandez.............       16,848        3.90%         1.56        08/28/10      16,529        41,888
                                     10,000        1.92%         1.36        10/15/10       8,553        21,675

Ron Colton....................        3,343        0.77%         1.56        08/28/10       3,280         8,311
                                      4,000        0.77%         1.36        10/15/10       3,421         8,670

----------
(1) There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the ten (10) year option term will be at the assumed 5% or 10% annual rates of compounded stock price appreciation or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

(2) Mr. Eugenio Najera received 50,000 options in October 2000 at an exercise price of $1.36 per share.


OPTION EXERCISES

     No exercises of stock were made during fiscal year 2000 by the (1) President and Chief Executive Officer and (2) the other four most highly compensated executive officers of Seminis.


FISCAL 2000 YEAR END OPTION VALUES

     The following table sets forth information concerning unexercised options held by the named executive officers and directors as of September 30, 2000. Based on the closing price per share of Class A Common Stock on the Nasdaq National Market on September 30, 2000, none of the unexercised options are in-the-money.

                                                NUMBER OF SECURITIES
                                               UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                                                     OPTIONS AT                 IN-THE-MONEY OPTIONS AT
                                                 FISCAL YEAR END(#)               FISCAL YEAR END($)
                                             ----------------------------     ----------------------------
NAME                                         EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
----                                         -----------    -------------     -----------    -------------
Alfonso Romo...........................                          3,000                --              --
Alejandro Rodriguez Graue..............        17,523           67,023                --              --
Octavio Hernandez......................         3,039           30,886                --              --
Dr. Charles E. Green...................         2,871           36,142                --              --
Ron Colton.............................                          7,343                --              --

                             STOCK PERFORMANCE GRAPH

     The graph set forth below compares the monthly percentage change in Seminis' cumulative total shareholder return on its Class A Common stock to the cumulative total return of the Standard & Poor's 500 Stock Index (the "S&P 500") and a peer group comprised of Standard & Poor's Foods Index.

                       CUMULATIVE TOTAL SHAREHOLDER RETURN
             FOR THE FIFTEEN MONTH PERIOD ENDING SEPTEMBER 30, 2000*


                              [PERFORMANCE GRAPH]


                           SEMINIS  S&P 500    S&P FOODS
                           -------  -------    ---------
June 30                      100      100         100
September 30, 1999            58       94          94
September 30, 2000             8      106          89

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of common stock, as of January 26, 2001, by each of Seminis' directors, the President and Chief Operating Officer and the other named executive officers, each person known to Seminis to own beneficially more than 5% of the outstanding shares of common stock, and all directors and executive officers of Seminis as a group.

     The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as those beneficially owned by them.

                                                     CLASS A                    CLASS B                       TOTAL
                                                  COMMON STOCK               COMMON STOCK                 COMMON STOCK
                                              ----------------------    -----------------------    ---------------------------
NAME AND ADDRESS OF BENEFICIAL OWNERS         NUMBER      PERCENT(1)    NUMBER(2)    PERCENT(3)     NUMBER         PERCENT(4)
-------------------------------------         ------      ----------    ---------    ----------    --------        ----------
DIRECTORS AND NOMINEES

Alfonso Romo Garza.....................       42,000           *%      42,823,515(5)      93.4%     42,865,515(5)      71.7%
  Chairman of the Board and Director
  c/o Pulsar International, S.A. de
C.V.
  Ave. Roble No. 300
  Torre Alta
  Col. Valle del Campestre
  66265 Garza Garcia, N.L.
  Mexico
Savia, S.A. de C.V.....................           --          --       40,615,619         88.6      40,615,619         67.9
  Av. Batallon de San Patricio
  No. 111-40 Piso
  Colonia Valle Oriente
  66269 San Pedro, Garza Garcia, N.L
  Mexico
George C. Ball, Jr.....................           --          --          180,131           *          180,131           *
Bernardo Jimenez Barrera...............        8,000           *               --           --           8,000           *
Dr. Peter Davis........................        3,000           *               --           --           3,000           *
Frank J. Pipp..........................        8,000           *               --           --           8,000           *
Dr. Eli Shlifer........................        6,900           *               --           --           6,900           *
Eugenio Najera Solorzano...............       30,300           *               --           --          30,300           *
Christopher J. Steffen.................        5,000           *               --           --           5,000           *
Roger Beachy...........................           --           *               --           --              --           *
Adrian Rodriguez.......................       31,875           *               --           --          31,875           *
Jose Manuel Garcia.....................           --           *               --           --              --           *

NAMED EXECUTIVE OFFICERS

Alejandro Rodriguez Graue..............        2,800           *               --           --           2,800           *
Octavio Hernandez......................        1,500           *               --           --           1,500           *
Dr. Charles E. Green...................       36,000           *               --           --          36,000           *
Ron Colton.............................          100           *               --           --             100           *

All directors and executive officers
  of Seminis as a group (15 persons)...      175,475          1.3      43,179,121         93.8      43,179,121         72.2


CERTAIN BENEFICIAL OWNERS

Capital Group International, Inc.......    1,491,000(6)      10.7              --           --       1,491,000(6)       2.5
  11100 Santa Monica Boulevard
  Los Angeles, CA 90025

----------

----------
 *   Less than 1%

(1) The calculation of percentage beneficial ownership of Class A Common Stock is based on 13,975,764 shares of Class A Common Stock outstanding.

(2) Class B Common Stock is convertible into shares of Class A Common Stock at anytime. The number of shares of Class B Common Stock for each person in the table assumes such persons do not convert any Class B Common Stock into Class A Common Stock.

(3) The calculation of percentage beneficial ownership of Class B Common Stock is based on 45,848,622 shares of Class B Common Stock outstanding.

(4) The calculation of percentage beneficial ownership of Class A Common Stock and Class B Common Stock, together, is based on 59,824,386 of Class A Common Stock and Class B Common Stock, in aggregate.

(5) The number of shares of Class B Common Stock beneficially owned by Alfonso Romo Garza includes shares beneficially owned by Savia and other entities controlled by Mr. Romo as well as shares directly owned by Mr. Romo. The number of shares beneficially owned by Savia includes shares beneficially owned by entities controlled by Savia as well as shares directly owned by Savia.

(6) As reported on Schedule 13G filed with the Securities and Exchange Commission, as amended on February 11, 2000, Capital Guardian Trust Co., a bank, is the beneficial owner of 1,491,000 shares with sole power to vote 1,103,500 shares and to dispose of 1,491,000 shares of Class A Common Stock. Capital Group International, Inc. is the parent company of such shareholder.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 21, 2000, Seminis sold residential real property to Mr. Alejandro Rodriguez, former President and COO of Seminis, at the appraised value of $1,100,000.00. As part of the transaction, Mr. Rodriguez executed a Promissory Note (secured by a Deed of Trust) for the purchase price. Such Note provides for interest at the rate of 7.75 percent per annum, and is payable in ten equal annual installments of principal, including interest accrued thereon, with the first such payment to be due December 15, 2000, and annually thereafter. Seminis has agreed to defer the payment of $165,590.00 ($110,000.00 of principal and $55,590.00 in accrued interest) that was due on December 15, 2000. Mr. Rodriguez has agreed to pay the entire Note, including all accrued interest thereon, upon the sale of his house but no later than November 30, 2001. Mr. Rodriguez resigned on August 21, 2000 with no severance arrangements from Seminis.

     On May 31, 2000, Seminis sold residential real property, originally acquired on April 16, 1999 for $216,000.00, to Mr. Octavio Hernandez, former Vice President and Chief Financial Officer, at the appraised value of $216,000.00. As part of the transaction, Mr. Hernandez executed a Promissory Note (secured by a Deed of Trust) for the purchase price. Such Note provides for interest at the rate of 7.75 percent per annum, and is payable in ten equal annual installments of principal, including interest accrued thereon, with the first such payment to be due December 15, 2000, and annually thereafter. Mr. Hernandez has paid the entire Note to Seminis, including all accrued interest thereon. Mr. Octavio Hernandez resigned, effective December 31, 2000, with no severance arrangements from Seminis.

     On June 16, 2000, Seminis sold residential real property, originally acquired on December 12, 1999 for $862,000, to Mr. Bruno Ferrari, Senior Vice President, at the appraised value of $875,000.00. As part of the transaction, Mr. Ferrari executed a Promissory Note (secured by a Deed of Trust) for the purchase price. Such Note provides for interest at the rate of 7.75 percent per annum, and is payable in ten equal annual installments of principal, including interest accrued thereon, with the first such payment to be due December 15, 2000, and annually thereafter. The December installment has been paid in full.

     On or about April 17, 2000, Seminis loaned $100,000.00 to Mr. Gaspar Alvarez, Vice President and Worldwide Controller, to aid Mr. Alvarez in the purchase of a family residence. Such amount is evidenced by a Promissory Note signed by Mr. Alvarez (and secured by a second Deed of Trust on such residential property), and is payable in ten annual equal installments of principal, plus interest thereon at the rate of 7.75 percent per annum. The first such annual installment is due on December 15, 2000. The December installment has been paid in full.

     Pursuant to an agreement between Seminis and Bionova, Seminis pays Bionova a minimum fee of $2.5 million per year for access to the results of Bionova's biotechnology research. This agreement will terminate pursuant to its terms on January 1, 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SEMINIS, INC.


                                        /s/ Eugenio Najera Solorzano
                                        ----------------------------------------
                                        Name:  Eugenio Najera Solorzano
                                        Title: President

Dated:  January 29, 2001