Form 10-Q
period 2000-12-29
SEMINIS INC
filed 2001-02-12
CIK 1078259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 29, 2000

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________


                        Commission File Number 000-26519


                                  SEMINIS, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


       DELAWARE                                        36-0769130
------------------------                          --------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)


2700 Camino del Sol, Oxnard, California                  93030-7967
---------------------------------------                  ----------
(Address of Principal Executive Offices)                 (Zip Code)


        Registrant's Telephone Number, including Area Code: 805-647-1572


                                 Not Applicable
       ------------------------------------------------------------------
   (Former Name, Address and Former Fiscal Year, if changed since Last Report)

     Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of February 2, 2001, the Registrant had 13,975,764 registered shares of Class A Common Stock, $0.01 par value per share, issued and outstanding, and 45,848,622 unregistered shares of Class B Common Stock, $0.01 par value per share, issued and outstanding.

PART I    FINANCIAL INFORMATION                                                         Page
                                                                                        ----

Item 1.   Financial Statements

          Consolidated Balance Sheets as of December 29, 2000 and
          September 30, 2000.................................................................

          Consolidated Statements of Operations for the Three
          Months Ended December 29, 2000 and December 31, 1999 ..............................

          Consolidated Statement of Stockholders' Equity
          for the Three Months Ended December 29, 2000.......................................

          Consolidated Statements of Cash Flows for the Three
          Months Ended December 29, 2000 and December 31, 1999...............................

          Notes to Consolidated Financial Statements.........................................

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................................

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........................


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings..................................................................

Item 6.   Exhibits and Reports on Form 8-K...................................................

          Signatures.........................................................................

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  SEMINIS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                     AS OF           AS OF
                                                                                  DECEMBER 29,    SEPTEMBER 30,
                                                                                  ------------    -------------
                                                                                      2000            2000
                                                                                  ------------    -------------
                                                                                  (Unaudited)
ASSETS:
Current assets
  Cash and cash equivalents                                                        $  27,837        $  22,479
  Accounts receivable, net                                                           144,955          162,929
  Inventories                                                                        352,243          333,287
  Prepaid expenses and other current assets                                            4,804            3,105
                                                                                   ---------        ---------
  Total current assets                                                               529,839          521,800

Deferred income taxes                                                                 15,954            5,699
Property, plant and equipment, net                                                   218,534          226,505
Intangible assets, net                                                               205,517          227,839
Other assets                                                                          16,575           16,194
                                                                                   ---------        ---------
                                                                                     986,419          998,037
                                                                                   =========        =========

LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY:
Current liabilities
  Short-term borrowings                                                            $  19,864        $  20,178
  Current maturities of long-term debt                                               318,723          325,658
  Accounts payable                                                                    54,134           54,955
  Accrued liabilities                                                                 82,625           96,453
                                                                                   ---------        ---------
  Total current liabilities                                                          475,346          497,244

Long-term debt                                                                        22,623           23,468
Minority interest in subsidiaries                                                      1,695            1,445
                                                                                   ---------        ---------
  Total liabilities                                                                  499,664          522,157
                                                                                   ---------        ---------

Commitments and contingencies

Mandatorily redeemable stock
  Class B Redeemable Preferred Stock, $.01 par value; 25 shares authorized as of December 29, 2000 and September 30, 2000; 25 shares issued and
  outstanding as of December 29, 2000 and September 30, 2000                          25,000           25,000
                                                                                   ---------        ---------
  Total mandatorily redeemable stock                                                  25,000           25,000
                                                                                   ---------        ---------

Stockholders' equity
  Class C Preferred Stock, $.01 par value; 12 shares authorized as of                      1                1
  December 29, 2000 and September 30, 2000; 12 shares issued and outstanding as of December 29, 2000 and September 30, 2000
  Class A Common Stock, $.01 par value; 91,000 shares authorized as of                   140              140
  December 29, 2000 and September 30, 2000; 13,976 shares issued and outstanding as of December 29, 2000 and September 30, 2000
  Class B Common Stock, $.01 par value; 60,229 shares authorized as of                   459              459
  December 29, 2000 and September 30, 2000; 45,848 shares issued and outstanding as of December 29, 2000 and September 30, 2000
  Additional paid-in-capital                                                         762,580          712,981
  Accumulated deficit                                                               (265,792)        (244,706)
  Accumulated other comprehensive loss                                               (35,633)         (17,995)
                                                                                   ---------        ---------
  Total stockholders' equity                                                         461,755          450,880
                                                                                   ---------        ---------
                                                                                   $ 986,419        $ 998,037
                                                                                   =========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  SEMINIS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                      FOR THE THREE MONTHS ENDED
                                                     DECEMBER 29,     DECEMBER 31,
                                                     ------------     ------------
                                                         2000             1999
                                                     ------------     ------------
                                                             (Unaudited)
Net sales                                              $ 81,233         $ 81,186
Cost of goods sold                                       32,962           30,850
                                                       --------         --------
  Gross profit                                           48,271           50,336
                                                       --------         --------
Operating expenses
  Research and development expenses                      13,556           15,754
  Selling, general and administrative expenses           45,133           49,412
  Amortization of intangible assets                       7,300            7,426
                                                       --------         --------
  Total operating expenses                               65,989           72,592
                                                       --------         --------
Loss from operations                                    (17,718)         (22,256)
                                                       --------         --------
Other income (expense)
  Interest income                                           554              724
  Interest expense                                       (8,665)          (7,423)
  Foreign currency gain                                   2,442              583
  Other, net                                               (101)             290
                                                       --------         --------
                                                         (5,770)          (5,826)
                                                       --------         --------
Loss before income taxes                                (23,488)         (28,082)
Income tax benefit                                        6,651            9,015
                                                       --------         --------
Net loss                                                (16,837)         (19,067)

Preferred stock dividends                                (3,430)          (1,639)
Additional capital contribution dividends                  (819)              --
                                                       --------         --------
Net loss available for common stockholders             $(21,086)        $(20,706)
                                                       ========         ========
Net loss available for common stockholders per
  common share, basic and diluted                      $  (0.35)        $  (0.35)
                                                       ========         ========


              The accompanying notes are an integral part of these consolidated financial statements.

                                  SEMINIS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                  CLASS C PREFERRED STOCK     CLASS A COMMON STOCK     CLASS B COMMON STOCK
                                  ------------------------  -----------------------   -----------------------
                                    NUMBER       AMOUNT       NUMBER       AMOUNT      NUMBER       AMOUNT
                                    ------       ------       ------       ------      ------       ------
BALANCE, SEPTEMBER 30, 2000             12       $    1       13,976       $  140       45,848       $  459


Comprehensive loss
  Net loss (Unaudited)                --           --           --           --           --           --
  Translation adjustment
  (Unaudited)                         --           --           --           --           --           --


Additional capital
  contribution (Unaudited)            --           --           --           --           --           --

Dividends on additional
  capital contribution
  (Unaudited)                         --           --           --           --           --           --

Dividends on Redeemable
  Preferred Stock (Unaudited)         --           --           --           --           --           --

Dividends on Class C
  Preferred Stock (Unaudited)         --           --           --           --           --           --
                                    ------       ------       ------       ------       ------       ------
BALANCE, DECEMBER 29, 2000
(UNAUDITED)                             12       $    1       13,976       $  140       45,848       $  459
                                    ======       ======       ======       ======       ======       ======


                                    ADDITIONAL                   ACCUMULATED OTHER     TOTAL
                                     PAID-IN       ACCUMULATED     COMPREHENSIVE     STOCKHOLDERS'
                                     CAPITAL         DEFICIT            LOSS            EQUITY
                                    ----------     ------------  -----------------   --------------

BALANCE, SEPTEMBER 30, 2000         $ 712,981       $(244,706)       $ (17,995)       $ 450,880
                                                                                      ---------

Comprehensive loss
  Net loss (Unaudited)                   --           (16,837)            --            (16,837)
  Translation adjustment
  (Unaudited)                            --              --            (17,638)         (17,638)
                                                                                      ---------
                                                                                        (34,475)

Additional capital
  contribution (Unaudited)             45,850            --               --             45,850

Dividends on additional
  capital contribution
  (Unaudited)                             819            (819)            --               --

Dividends on Redeemable
  Preferred Stock (Unaudited)            --              (500)            --               (500)

Dividends on Class C
  Preferred Stock (Unaudited)           2,930          (2,930)            --               --
                                    ---------       ---------        ---------        ---------

BALANCE, DECEMBER 29, 2000
(UNAUDITED)                         $ 762,580       $(265,792)       $ (35,633)       $ 461,755
                                    =========       =========        =========        =========




                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                  SEMINIS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)


                                                                                  FOR THE THREE MONTHS ENDED
                                                                                  DECEMBER 29,     DECEMBER 31,
                                                                                  ------------     ------------
                                                                                      2000            1999
                                                                                  ------------     ------------
                                                                                           (Unaudited)
Cash flows from operating activities:
  Net loss                                                                          $(16,837)         $(19,067)

  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                   11,516            12,119
      Deferred income taxes                                                           (8,166)          (11,410)
      Other                                                                           (1,930)           (1,127)
      Changes in assets and liabilities:
          Accounts receivable                                                         19,476            22,102
          Inventories                                                                (16,825)          (53,098)
          Prepaid expenses and other assets                                           (3,100)            4,105
          Current income taxes                                                           440            (1,225)
          Accounts payable                                                            (1,948)           21,778
          Other liabilities                                                          (14,608)           11,561
                                                                                    --------          --------
      Net cash used in operating activities                                          (31,982)          (14,262)
                                                                                    --------          --------

Cash flows from investing activities:
  Purchases of fixed and intangible assets                                            (2,439)          (14,546)
  Proceeds from disposition of assets                                                  2,770               891
  Other                                                                                   --              (110)
                                                                                    --------          --------
      Net cash provided by (used in) investing activities                                331           (13,765)
                                                                                    --------          --------

Cash flows from financing activities:
  Proceeds from long-term debt                                                         1,230            26,372
  Repayment of long-term debt                                                         (8,611)           (6,506)
  Net short-term borrowings                                                             (635)            7,851
  Class B Redeemable Preferred Stock dividends                                            --              (500)
  Additional capital contribution                                                     45,850                --
                                                                                    --------          --------
      Net cash provided by financing activities                                       37,834            27,217
                                                                                    --------          --------
Effect of exchange rate changes on cash and cash equivalents                            (825)              (37)
                                                                                    --------          --------
Increase (decrease) in cash and cash equivalents                                       5,358              (847)

Cash and cash equivalents, beginning of period                                        22,479            19,068
                                                                                    --------          --------

Cash and cash equivalents, end of period                                              27,837          $ 18,221
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


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The unaudited consolidated financial statements included herein reflect all adjustments, (consisting only of normal recurring adjustments), that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The Company's business is subject to seasonal fluctuation and, therefore, the results of operations for periods less than one year are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

Supplementary Cash Flow Information

                                                         THREE MONTHS ENDED
                                                     DECEMBER 29,   DECEMBER 31,
                                                     ------------   ------------
                                                        2000            1999
                                                      --------        --------
                                                         (Unaudited)
Cash paid for interest                                 $7,328          $8,040
Cash paid for income taxes                              1,075           3,620
Supplemental non-cash transactions
    Issuance of preferred stock in payment of           2,930           1,139
    Class C Preferred Stock dividends
    Class B Redeemable Preferred Stock dividends          500              --
    Dividends on additional capital contribution          819              --

     Effective January 2001, Class C Preferred Stock will earn cash dividends at 10% per annum. The bank agreement, however, precludes the payment of cash dividends until certain conditions are met.

                                  SEMINIS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Loss per Common Share

     Net loss per common share has been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per common share is computed by dividing net loss available to common stockholders by the average number of common shares outstanding during each period. Net loss available to common stockholders represents reported net loss less preferred and additional capital contribution dividends. Diluted net loss per common share reflects the potential dilution that could occur if dilutive securities and other contracts were exercised or converted into common stock or resulted in the issuance of common stock. The following table provides a reconciliation of net loss and sets forth the computation for basic and diluted net loss per share available for common stockholders.


                                                                      THREE MONTHS ENDED
                                                                 DECEMBER 29,      DECEMBER 31,
                                                                -------------      -----------
                                                                    2000               1999
                                                                -------------       ----------
                                                                          (Unaudited)
NUMERATOR FOR BASIC AND DILUTED:
Net loss                                                           $(16,837)         $(19,067)
Preferred stock dividends                                            (3,430)           (1,639)
Additional capital contribution dividends                              (819)               --
                                                                   --------          --------
     Net loss available to common stockholders                     $(21,086)         $(20,706)
                                                                   ========          ========
DENOMINATOR - SHARES:
Weighted average common shares outstanding (basic)                   59,824            59,824
Add potential common shares:
  Exercisable stock options                                              --                67
Less antidilutive effect of potential common shares                      --               (67)
                                                                   --------          --------
     Weighted average common shares outstanding (diluted)            59,824            59,824
                                                                   ========          ========
NET LOSS PER COMMON SHARE:
     Basic and diluted                                             $  (0.35)         $  (0.35)
                                                                   ========          ========


Recent Accounting Pronouncement

     As of October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and No. 138. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company did not have any derivative instruments and therefore the adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial position or results of operations for the quarter ended December 29, 2000.

                                  SEMINIS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 2 - LIQUIDITY

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring net cash outflows from operations and does not anticipate meeting certain financial ratio covenants of its credit facility during this fiscal year that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments that might result from this uncertainty. Management believes that despite the liquidity issues presently facing the Company, it has in place business and financing plans that will be successfully executed, and will enable the Company to continue operations in the normal course.

     During the past three years, the Company's primary sources of capital have been advances from its parent company, bank borrowings under various credit facilities and the proceeds from an initial public offering. Cash generated from these financing activities has been utilized to fund acquisitions and capital expenditures, repay prior indebtedness, redeem stock and fund working capital requirements. The Company has been unable to generate cash from operations and is currently restricted from any additional borrowings under the credit facility. As of late November 2000, Seminis' parent company suspended advancing funds to the Company.

     The Company's credit facility includes, among other things, quarterly financial covenants which, if not met, allow the lenders to demand repayment of all amounts outstanding. The Company was not in compliance with minimum interest coverage and maximum debt ratio covenants at September 30, 2000 and December 29, 2000 and does not expect to be in compliance with such covenants during the remainder of fiscal year 2001. The lenders granted the Company a waiver with respect to these covenants as of September 30, 2000 that extended through December 31, 2000. The Company subsequently received a waiver on December 29, 2000 with respect to these covenants as of September 30, 2000, December 31, 2000 and March 31, 2001 that extends through April 30, 2001, at which time any defaults will once again arise. As the Company does not anticipate meeting its quarterly covenants for the remainder of fiscal year 2001 and expects to be in default once the waiver expires, outstanding borrowings under the credit facility have been classified as a current liability.

     As of September 30, 2000, the Company was current on all principal and interest payments due under the credit facility. In the waiver signed on December 29, 2000, the lenders agreed to divide and defer a $12.5 million term loan maturity originally due December 31, 2000 into two equal payments of $6.25 million due March 31, 2001 and April 30, 2001. The lenders have also required the final maturity of the term loan and the termination date for revolving credit commitments to accelerate to June 30, 2002 from June 30, 2004. The Company has committed to deliver by March 31, 2001, a financial plan through September 30, 2002 which includes a proposal for the recapitalization of the Company (i.e., a plan to retire or refinance the bank debt by June 30, 2002).

                                  SEMINIS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

NOTE 3 - GLOBAL RESTRUCTURING AND OPTIMIZATION PLAN

     In February 2000, the Company announced a global cost saving initiative designed to streamline operations, increase utilization of facilities and improve efficiencies. The first phase of the initiative focused on North American operations. In June 2000, the Company announced the second phase, which was targeted at its global operations. The key elements to Seminis' global restructuring and optimization plan involve:

     o Reorganizing its 10 legacy seed companies into four geographical regions;
     o    Reducing operation and production facilities;
     o Reducing headcount that results from the reorganization and facility consolidation;
     o    Rationalizing the product portfolio;
     o Implementing an advanced global logistics management information system; and
     o    Divesting non-strategic assets.

     In connection with the restructuring and optimization plan, the Company recorded nonrecurring pre-tax charges to operations of approximately $34.4 million for restructuring costs that included severance and other exit costs, inventory write-downs and costs associated with streamlining the products portfolio. Of this amount, $18.4 million was included in cost of goods sold for inventory write-downs. The remaining $16.0 million was included in selling, general and administrative expenses, and consisted primarily of severance costs. The total severance charge related to a planned 600 employee reduction worldwide in both operation and administrative groups. There were 214 employees and 144 employees severed in the first quarter of fiscal year 2001 and fiscal year 2000, respectively, as part of the Global Restructuring and Optimization Plan.

                                  SEMINIS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The Company commenced the restructuring during fiscal year 2000, and expects to complete the plan during fiscal year 2001. Further elements of the plan will be initiated in the future and should be completed by fiscal year 2002. There have been no material changes in the aforementioned plan.

Remaining components of the restructuring accruals are as follows:



                                         BALANCE AT                            BALANCE AT
                                        SEPTEMBER 30,         AMOUNTS          DECEMBER 29,
                                            2000              INCURRED             2000
                                        ------------          --------         ------------
Severance and related expenses              $ 12.2            $ (2.1)              $ 10.1




NOTE 4 - INVENTORIES

Inventories consist of the following:


                                       DECEMBER 29,     SEPTEMBER 30,
                                          2000              2000
                                       -----------       ----------
                                       (Unaudited)
Seed                                    $319,521          $290,629
Unharvested crop growing costs            22,268            31,663
Supplies                                  10,454            10,995
                                        --------          --------
                                        $352,243          $333,287
                                        ========          ========


NOTE 5 - ADDITIONAL CAPITAL CONTRIBUTIONS

     In October and November 2000, the Company received additional capital contributions of $31.9 million and $14.0 million, respectively, from Savia to finance additional working capital requirements.

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

OVERVIEW

     Seminis is the largest developer, producer and marketer of vegetable and fruit seeds in the world. Seminis produces more than 60 species and 6,000 distinct varieties of vegetable and fruit seeds. Seminis has established a worldwide presence and global distribution network that spans 120 countries with 34 research and development facilities and 29 screening farms in 19 countries and production sites in over 30 countries. Seminis is a majority owned subsidiary of Savia, S.A. de C.V.("Savia").

     In order to achieve its position as the premier vegetable and fruit seed company, Seminis has completed nine acquisitions since its formation in 1994 and has incurred significant expenses related to the development of its infrastructure, including its human resource capability, information systems, brand marketing teams and its research and development capability. Seminis expenses its investments in research and development and in the creation of its worldwide sales capability. The comparability of Seminis' results of operations from year to year has also been affected by the impact of acquisition accounting under purchase accounting principles, write-offs of in-process research and development projects acquired through acquisition, interest expense attributable to acquisition financing and exposure to foreign currency fluctuations.

RESULTS OF OPERATIONS

     The table below sets forth Seminis' results of operations data expressed as a percentage of net sales.


                                                       THREE MONTHS ENDED
                                                 DECEMBER 29,       DECEMBER 31,
                                                 -------------      ------------
                                                     2000               1999
                                                 -------------      ------------
                                                           (Unaudited)
Net sales                                             100.0%           100.0%
                                                      -----            -----

Gross profit                                           59.4             62.0
Research and development expenses                      16.7             19.4
Selling, general and administrative expenses           55.6             60.9
Amortization of intangible assets                       8.9              9.1
                                                      -----            -----
Loss from operations                                  (21.8)           (27.4)
Interest expense, net                                 (10.0)            (8.3)
Other non-operating income, net                         2.9              1.1
                                                      -----            -----
Loss before income taxes                              (28.9)           (34.6)
Income tax benefit                                      8.2             11.1
                                                      -----            -----
Net loss                                              (20.7)%          (23.5)%
                                                      =====            =====


THREE MONTHS ENDED DECEMBER 29, 2000 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1999

Net Sales

     Net sales increased 0.1% to $81.2 million for the three months ended December 29, 2000 compared to the three months ended December 31, 1999. The result was primarily due to the improving agricultural market in some countries and the refocusing of the Company's sales structure, partially offset by the negative impact of currency fluctuations. Although the Euro strengthened during the first quarter of fiscal year 2001, it was weaker compared to the first quarter of fiscal year 2000. Furthermore, the South Korean Won weakened during the first quarter of fiscal year 2001, and was weaker overall compared to the first quarter of fiscal year 2000. In constant dollars, sales increased 4.1% to $84.5 million for the first quarter of fiscal year 2001 from $81.2 million for the first quarter of fiscal year 2000. Geographically, sales decreased slightly in Southern Europe, the Middle East and the Far East due to weaker demand and weather problems in the first quarter of fiscal year 2001 compared to the first quarter of fiscal year 2000. North American sales increased significantly due to improvements in the Mexican market and the repositioning of the sales force. South American sales also improved due to a sales force reorganization that provided for greater flexibility and focus in the market. Net sales from the Company's non-core business dropped due to divestiture of certain subsidiaries in fiscal year 2000. The Company's business is subject to seasonal fluctuations and, therefore, the sales for the first quarter of a fiscal year are not necessarily indicative of those to be expected in any other interim period or for a fiscal year as a whole.

Gross Profit

     Gross profit decreased 4.1% to $48.3 million for the three months ended December 29, 2000 from $50.3 million for the three months ended December 31, 1999. Gross margin decreased to 59.4% for the three months ended December 29, 2000 from 62.0% for the three months ended December 31, 1999. The decrease was primarily due to the Company's initiative to sell off lower value seeds to improve working capital conditions.

Research and Development Expenses

     Research and development expenses decreased 14.0% to $13.6 million for the three months ended December 29, 2000 from $15.8 million for the three months ended December 31, 1999. This decrease was primarily due to a $1.1 million charge related to Seminis' research incentive program recorded in the first quarter of fiscal year 2000. The final installment of this program was made in the second quarter of fiscal year 2000. The decrease was also a result of personnel reduction from the Global Restructuring and Optimization Plan and currency fluctuations from research and development operations in Europe in the first quarter of fiscal year 2001.

Selling, General and Administrative Expenses

     Selling, general, and administrative expenses decreased 8.7% to $45.1 million for the three months ended December 29, 2000 from $49.4 million for the three months ended December 31, 1999. The decrease was primarily due to the impact of headcount reduction following the implementation of the Global Restructuring and Optimization Plan and in part due to the currency fluctuations. Furthermore, the divestiture of certain non-core subsidiaries accounted for $1.8 million of the decrease. The decrease was partially offset by $1.5 million of facility moving costs and $.5 million of consulting fees due to restructuring initiatives.

Amortization of Intangible Assets

     Amortization of intangible assets decreased 1.7% to $7.3 million for the three months ended December 29, 2000 from $7.4 million for the three months ended December 31, 1999. The decrease was primarily due to the effect of later stages of accelerated amortization of intangible assets related to purchase accounting. Furthermore, the decrease was due to the currency impact from the devaluation of the South Korean Won on Korean based intangible assets. The decrease was partially offset by the increase in intangible asset amortization in the U.S.

Interest expense, net

     Interest expense, net increased 21.1% to $8.1 million for the three months ended December 29, 2000 from $6.7 million for the three months ended December 31, 1999. The increase was primarily due to the acceleration of deferred financing cost amortization related to the Company's credit facility. The acceleration was a result of the advancement of the maturity date of the term loan and revolving credit commitments of the Company's credit facility from June 30, 2004 to June 30, 2002. In addition, the Company was charged interest at a higher rate compared to the first quarter of last fiscal year.

Other Non-Operating Income, Net

     Seminis had other non-operating income, net of $2.3 million for the three months ended December 29, 2000 as compared to other non-operating income, net of $0.9 million for the three months ended December 31, 1999. Other non-operating income, net, for the three months ended December 29, 2000 was primarily due to a foreign currency gain of $2.4 million resulting from a U.S. dollar denominated loan in Holland. Other non-operating income, net, for the three months ended December 31, 1999 includes a foreign currency gain of $0.6 million primarily related to an intercompany loan to a South Korean subsidiary and other income of $0.3 primarily related to the sale of fixed assets.

Income Tax Benefit

     Income tax benefit decreased 26.2% to $6.7 million for the three months ended December 29, 2000 from $9.0 million for the three months ended December 31, 1999. The decrease in the income tax benefit was a result of lower pre-tax loss related to the aforementioned factors.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring net cash outflows from operations and does not anticipate meeting certain financial ratio covenants of its credit facility during this fiscal year that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments that might result from this uncertainty. Management believes that despite the liquidity issues presently facing the Company, it has in place business and financing plans that will be successfully executed, and will enable the Company to continue operations in the normal course. During the past three years, the Company's primary sources of capital have been advances from its parent company, bank borrowings under various credit facilities and the proceeds from an initial public offering. Cash generated from these financing activities has been utilized to fund acquisitions and capital expenditures, repay prior indebtedness, redeem stock and fund working capital requirements. The Company has been unable to generate cash from operations and is currently restricted from any additional borrowings under the credit facility. As of late November 2000, Seminis' parent company suspended advancing funds to the Company.

     The Company's credit facility includes, among other things, quarterly financial covenants which, if not met, allow the lenders to demand repayment of all amounts outstanding. The Company was not in compliance with minimum interest coverage and maximum debt ratio covenants at September 30, 2000 and December 29, 2000 and does not expect to be in compliance with such covenants during the remainder of fiscal year 2001. The lenders granted the Company a waiver with respect to these covenants as of September 30, 2000 that extended through December 31, 2000. The Company received a waiver on December 29, 2000 with respect to these covenants as of September 30, 2000, December 31, 2000 and March 31, 2001 that extends through April 30, 2001, at which time any defaults will once again arise. As the Company does not anticipate meeting its quarterly covenants for the remainder of fiscal year 2001 and expects to be in default once the waiver expires, outstanding borrowings under the credit facility have been classified as a current liability.

     As of September 30, 2000, the Company was current on all principal and interest payments due under the credit facility. In the waiver signed on December 29, 2000, the lenders agreed to divide and defer a $12.5 million term loan maturity originally due December 31, 2000 into two equal payments of $6.25 million due March 31, 2001 and April 30, 2001. The lenders have also required the final maturity of the term loan and the termination date for revolving credit commitments to accelerate to June 30, 2002 from June 30, 2004. The Company has committed to deliver by March 31, 2001, a financial plan through September 30, 2002 which includes a proposal for the recapitalization of the Company (i.e., a plan to retire or refinance the bank debt by June 30, 2002).

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

     Net cash used in operating activities increased to $32.0 million for the quarter ended December 29, 2000 compared to $14.3 million for the quarter ended December 31, 1999 mainly due to support costs related to restructuring and a decrease in accounts payable.

     Capital expenditures decreased to $2.4 million for the quarter ended December 29, 2000 from $11.9 million for the quarter ended December 31, 1999. The decrease was primarily due to a substantial portion of the investment in Seminis' new headquarters and production facility being incurred in fiscal year 2000, resulting in a significant decrease in overall capital expenditures in the first quarter of fiscal year 2001. Other investing activities in the quarter ended December 29, 2000 also included approximately $2.8 million in proceeds from the sale of non-operating assets.

     In October and November 2000, Seminis received $31.9 million and $14.0 million respectively, of additional capital contribution from Savia. Through the first quarter of fiscal year 2001, $0.8 million of dividends pertaining to this transaction has been recorded.

     Seminis' total indebtedness as of December 29, 2000 was $361.2 million, of which $315.5 million were borrowings under the current credit agreement. Additionally, $10.2 million, $5.3 million and $3.7 million were borrowings by the Chilean, Italian and Spanish subsidiaries, respectively and $26.5 million were borrowings primarily by other foreign subsidiaries.

     Seminis' exposure to foreign currency fluctuations is primarily foreign currency gains or losses that occur from intercompany loans between Seminis and its foreign subsidiaries and a U.S. dollar denominated loan, originated by SVS Holland, B.V., a foreign subsidiary of Seminis. Seminis does not have any material outstanding hedging contracts as of December 29, 2000.

     The company's ability to meet its working capital requirement during fiscal year 2001 will be largely dependent on its successful restructuring of the bank debt agreement, finding alternative sources of capital financing and the successful implementation of the Global Restructuring and Optimization Plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk disclosures set forth in the 2000 Form 10-K have not changed significantly through the first quarter ended December 29, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved from time to time as a defendant in various lawsuits arising in the normal course of business. Seminis believes that no current claims, individually or in the aggregate, will have a material adverse effect on Seminis' business, results of operations or financial condition.

     Since our 2000 Form 10-K filed on December 29, 2000 and Form 10-K/A filed on January 29, 2001, there have been no material changes in legal proceedings discussed in such Form 10-K and Form 10-K/A.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K for the quarter ended December 29, 2000.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
(a)1           Form of Underwriting Agreement
(c)2           Merger Agreement by and between Seminis, Inc., an Illinois corporation and Seminis, Inc., a Delaware corporation
(c)3.1         Certificate of Incorporation
(c)3.2         Certificate of Designations of Class A Mandatorily Redeemable Preferred
               Stock and Class B Mandatorily Redeemable Preferred Stock of Seminis,
               Inc.
(c)3.3         Certificate of Designations of Class C Redeemable Preferred Stock of
               Seminis, Inc.
(c)3.4         By-Laws
(c)4.1         Form of Class A Common Stock Certificate
(a)4.2         Registration Rights Agreement by and among Seminis, Inc. and certain shareholders of Seminis, dated October 1, 1995
(c)5           Opinion of Milbank, Tweed, Hadley & McCloy LLP
(a)10.1        Seminis, Inc. 1998 Stock Option Plan
(b)10.2        Amended and Restated Seminis, Inc. 1998 Stock Option Plan
(a)10.3        Share Subscription Agreement by and between Seminis, Inc. and Hungnong Seed
               Co., Ltd., dated June 12, 1998
(c)10.4        Form of New Credit Facility among Seminis, Inc, Seminis Vegetable
               Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and
               Savings Bank, individually and as Administrative Agent, Bank of
               Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as lenders, dated as of June
               28, 1999
(c)10.5        Form of Letter Agreement between Savia, S.A. de C.V. and Seminis, Inc.
               dated as of June 21, 1999
(d)10.6        Second Amendment and Waiver to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as
               borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent,
               Bank of Montreal, individually and as Syndication Agent, and the
               Lenders from time to time parties thereto, as Lenders, Dated as of June 29, 2000, effective March 31, 2000
(d)10.7        Security Agreement Re: Accounts, Inventory and General Intangibles among
               Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as
               borrowers, Harris Trust and Savings Bank, individually and as Administrative
               Agent, Bank of Montreal, individually and as Syndication Agent, and the
               Lenders from time to time parties thereto, as Lenders, dated as of
               June 29, 2000
(e)10.8        Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis,
               Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and
               Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as
               Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of
               September 30, 2000, effective September 30, 2000.
(e)10.9        Extension of Interim Waiver Agreement to Credit Agreement
               dated as of June 28, 1999 among Seminis, Inc., Seminis
               Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris
               Trust and Savings Bank, individually and as Administrative
               Agent, Bank of Montreal, individually and as Syndication
               Agent, and the Lenders from time to time parties thereto, as
               Lenders, dated as of December 30, 2000, effective December
               30, 2000.



EXHIBIT
NUMBER         DESCRIPTION
------         -----------

(f)10.10 Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis
              Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris
              Trust and Savings Bank, individually and as Administrative
              Agent, Bank of Montreal, individually and as Syndication
              Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of December 29, 2000, effective December
              29, 2000.
(b)21         Subsidiaries of Registrant
27.1          Financial Data Schedule



------------------------
(a)  Incorporated by reference to Seminis' Form S-1 filed on February 11, 1999.

(b) Incorporated by reference to Seminis' Amendment No. 2 to Form S-1 filed on May 27, 1999.

(c) Incorporated by reference to Seminis' Amendment No. 3 to Form S-1 filed on June 21, 1999.

(d)  Filed with the June 30, 2000 form 10Q.

(e)  Filed with the September 30, 2000 Form 10K.

(f)  Filed with this form 10Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 12, 2001           SEMINIS, INC.



                                   /s/ Eugenio Najera Solorzano
                                   -------------------------------------------
                                   Eugenio Najera Solorzano
                                   President
                                   (Principal Executive Officer)


                                   /s/ Gaspar Alvarez Martinez
                                   -------------------------------------------
                                   Gaspar Alvarez Martinez
                                   Chief Financial and Accounting Officer
                                   (Principal Financial and Accounting Officer)