Form 10-Q
period 2001-03-30
SEMINIS INC
filed 2001-05-14
CIK 1078259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------


(MARK ONE)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2001

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

                                 (805) 918-2740
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
   (FORMER NAME, ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of May 9, 2001, the Registrant had 13,975,764 registered shares of Class A Common Stock, $0.01 par value per share, issued and outstanding, and 45,848,622 unregistered shares of Class B Common Stock, $0.01 par value per share, issued and outstanding.

                                  SEMINIS, INC.

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2001

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION


                                                                            Page
                                                                            ----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 30, 2001 and
          September 30, 2000..............................................  3

          Consolidated Statements of Operations for the Three and Six
          Months Ended March 30, 2001 and March 31, 2000 .................  4

          Consolidated Statement of Stockholders' Equity
          for the Six Months Ended March 30, 2001.........................  5

          Consolidated Statements of Cash Flows for the Six Months
          Ended March 30, 2001 and March 31, 2000.........................  6

          Notes to Consolidated Financial Statements......................  7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................... 12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...... 17

Item 4.   Submission of Matters to a Vote of Security Holders............. 17


                     PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings............................................... 18

Item 6.   Exhibits and Reports on Form 8-K................................ 18

          Signatures...................................................... 21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SEMINIS, INC.
                          CONSOLIDATED BALANCE SHEETS

                     (In thousands, except per share data)

                                                                                       AS OF            AS OF
                                                                                     MARCH 30,       SEPTEMBER 30,
                                                                                        2001             2000
                                                                                    -----------     -------------
                                                                                    (Unaudited)
ASSETS:
Current assets
   Cash and cash equivalents                                                          $  29,735          22,479
   Accounts receivable, net                                                             172,672         162,929
   Inventories                                                                          319,475         333,287
   Prepaid expenses and other current assets                                              5,045           3,105
                                                                                      ---------         -------
      Total current assets                                                              526,927         521,800

Deferred income taxes                                                                    15,253           5,699
Property, plant and equipment, net                                                      210,843         226,505
Intangible assets, net                                                                  191,128         227,839
Other assets                                                                             14,221          16,194
                                                                                      ---------         -------
                                                                                      $ 958,372       $ 998,037
                                                                                      =========       =========

LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY:

Current liabilities
   Short-term borrowings                                                              $  31,114       $  20,178
   Current maturities of long-term debt                                                 318,948         325,658
   Accounts payable                                                                      27,834          54,955
   Accrued liabilities                                                                   86,475          96,453
                                                                                      ---------         -------
      Total current liabilities                                                         464,371         497,244

Long-term debt                                                                           21,207          23,468
Minority interest in subsidiaries                                                         1,562           1,445
                                                                                      ---------         -------
      Total liabilities                                                                 487,140         522,157

Commitments and contingencies

Mandatorily redeemable stock
   Class B Redeemable Preferred Stock, $0.01 par value; 25 shares authorized as of March 30, 2001 and September 30, 2000; 25 shares issued and outstanding as of March 30, 2001 and
      September 30, 2000                                                                 25,000          25,000
                                                                                      ---------         -------
 Total mandatorily redeemable stock                                                      25,000          25,000
                                                                                      ---------         -------
 Stockholders' equity
    Class C Preferred Stock, $0.01 par value; 14 and 12 shares authorized as of March 30, 2001 and September 30, 2000 respectively; 12 shares issued and
      outstanding as of March 30, 2001 and September 30, 2000                                 1               1
    Class A Common Stock, $0.01 par value; 211,000 and 91,000 shares authorized as of March 30, 2001 and September 30, 2000 respectively; 13,976 shares
      issued and outstanding as of March 30, 2001 and September 30, 2000                    140             140
    Class B Common Stock, $0.01 par value; 67,000 shares authorized as of
      March 30, 2001 and September 30, 2000; 45,848 shares issued and outstanding
      as of March 30, 2001 and September 30, 2000                                           459             459
    Additional paid-in capital                                                          762,673         712,981
    Accumulated deficit                                                                (265,576)       (244,706)
    Accumulated other comprehensive loss                                                (51,465)        (17,995)
                                                                                      ---------         -------
             Total stockholders' equity                                                 446,232         450,880
                                                                                      ---------         -------
                                                                                      $ 958,372       $ 998,037
                                                                                      =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 SEMINIS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                      FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                       MARCH 30,       MARCH 31,         MARCH 30,      MARCH 31,
                                                         2001            2000              2001           2000
                                                      -----------     -----------      -----------     ----------
                                                              (Unaudited)                      (Unaudited)
Net sales                                              $ 151,514       $ 186,604       $ 232,747       $ 267,790
Cost of goods sold                                        59,359          74,741          92,321         105,591
                                                       ---------       ---------       ---------       ---------
     Gross profit                                         92,155         111,863         140,426         162,199
                                                       ---------       ---------       ---------       ---------
Operating expenses
     Research and development expenses                    13,076          13,468          26,632          29,222
     Selling, general and administrative expenses         46,681          52,010          91,814         101,422
     Amortization of intangible assets                     7,002           7,565          14,302          14,991
                                                       ---------       ---------       ---------       ---------
          Total operating expenses                        66,759          73,043         132,748         145,635
                                                       ---------       ---------       ---------       ---------
Income from operations                                    25,396          38,820           7,678          16,564
                                                       ---------       ---------       ---------       ---------
Other income (expense)
     Interest income                                         450             558           1,004           1,282
     Interest expense                                    (11,955)         (7,633)        (20,620)        (15,056)
     Foreign currency loss                                (2,997)         (3,308)           (555)         (2,725)
     Other, net                                              263             473             162             763
                                                       ---------       ---------       ---------       ---------
                                                         (14,239)         (9,910)        (20,009)        (15,736)
                                                       ---------       ---------       ---------       ---------
Income (loss) before income taxes                         11,157          28,910         (12,331)            828
Income tax benefit (expense)                              (6,278)         (9,502)            373            (487)
                                                       ---------       ---------       ---------       ---------
Net income (loss)                                          4,879          19,408         (11,958)            341

Preferred stock dividends                                 (3,483)         (1,655)         (6,913)         (3,294)
Additional capital contribution dividends                 (1,180)             --          (1,999)             --
                                                       ---------       ---------       ---------       ---------
Net income (loss) available for common
stockholders                                           $     216       $  17,753       $ (20,870)      $  (2,953)
                                                       =========       =========       =========       =========
Net income (loss) available for common
stockholders per common share, basic and diluted       $      --       $     .30       $   (0.35)      $    (.05)
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

                                 SEMINIS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                                          ACCUMULATED
                                  CLASS C         CLASS A            CLASS B      ADDITIONAL                 OTHER        TOTAL
                              PREFERRED STOCK   COMMON STOCK       COMMON STOCK    PAID-IN   ACCUMULATED COMPREHENSIVE STOCKHOLDERS'
                              NUMBER  AMOUNT   NUMBER   AMOUNT   NUMBER   AMOUNT   CAPITAL     DEFICIT        LOSS       EQUITY
                              ------  ------  --------  ------  --------  ------ ----------  -----------  ------------ -------------
BALANCE, SEPTEMBER 30, 2000     12     $ 1     13,976    $140    45,848    $459   $712,981   $(244,706)     $(17,995)    $450,880

Comprehensive loss
  Net loss (Unaudited)          --      --         --      --        --      --         --   $ (11,958)           --     $(11,958)
  Translation adjustment
  (Unaudited)                   --      --         --      --        --      --         --          --      $(33,470)    $(33,470)
                                                                                                                         --------
                                                                                                                         $(45,428)
Additional capital
  contribution
  (Unaudited)                   --      --         --      --        --      --   $ 45,850          --            --     $ 45,850

Dividends on additional
  capital contribution
  (Unaudited)                   --      --         --      --        --      --   $    845   $  (1,999)           --     $ (1,154)

Dividends on Class B
  Redeemable Preferred Stock
  (Unaudited)                   --      --         --      --        --      --         --   $  (1,000)           --     $ (1,000)

Dividends on Class C
  Preferred Stock
  (Unaudited)                   --      --         --      --        --      --   $  2,997   $  (5,913)           --     $ (2,916)
                                --     ---     ------    ----    ------    ----   --------   ---------      --------     --------
  BALANCE, MARCH 30, 2001
  (UNAUDITED)                   12     $ 1     13,976    $140    45,848    $459   $762,673   $(265,576)     $(51,465)    $446,232
                                ==     ===     ======    ====    ======    ====   ========   =========      ========     ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 SEMINIS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                FOR THE SIX MONTHS ENDED
                                                                                MARCH 30,       MARCH 31,
                                                                                  2001            2000
                                                                               ----------     ------------
                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                             $(11,958)      $    341
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                                22,532         24,376
     Deferred income tax                                                          (6,611)        (9,453)
     Other                                                                         1,594            572
     Changes in assets and liabilities:
        Accounts receivable                                                      (14,252)       (59,855)
        Inventories                                                                9,254        (25,704)
        Prepaid expenses and other assets                                         (1,992)         6,162
        Current income taxes                                                       2,161          6,780
        Accounts payable                                                         (26,483)        25,510
        Other liabilities                                                        (14,737)        (3,005)
                                                                                --------       --------
     Net cash used in operating activities                                       (40,492)       (34,276)
                                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed and intangible assets                                        (4,468)       (23,885)
  Proceeds from disposition of assets                                              3,022          1,979
  Other                                                                             (304)          (175)
                                                                                --------       --------
     Net cash used in investing activities                                        (1,750)       (22,081)
                                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                     1,294         33,433
  Repayment of long-term debt                                                     (9,459)        (7,222)
  Net short-term borrowings                                                       11,787         21,463
  Class B Redeemable Preferred Stock dividends                                        --         (1,000)
  Additional capital contribution                                                 45,850             --
                                                                                --------       --------
     Net cash provided by financing activities                                    49,472         46,674
                                                                                --------       --------
Effect of exchange rate changes on cash and cash equivalents                          26           (696)
                                                                                --------       --------
Increase (decrease) in cash and cash equivalents                                   7,256        (10,379)
Cash and cash equivalents, beginning of period                                    22,479         19,068
                                                                                --------       --------
Cash and cash equivalents, end of period                                        $ 29,735       $  8,689
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

  Supplementary Cash Flow Information


                                                          SIX MONTHS ENDED
                                                      MARCH 30,      MARCH 31,
                                                        2001           2000
                                                     -----------    ----------
                                                           (Unaudited)
Cash paid for interest                                 $20,985       $14,766
Cash paid for income taxes                               4,077         3,160
Supplemental non-cash transactions:
    Issuance of preferred stock in payment of:
    Class C Preferred Stock dividends                    2,997         2,294
    Class B Redeemable Preferred Stock dividends            --            --
    Dividends on additional capital contribution           845            --

Effective January 2001, Class C Preferred Stock earns cash dividends at 10% per annum. The bank agreement, however, precludes the payment of cash dividends until certain conditions are met.

                                  SEMINIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Income (Loss) per Common Share

        Net income (loss) per common share has been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic net income (loss) per common share is computed by dividing net income (loss) available for common stockholders by the average number of common shares outstanding during each period. Net income (loss) available for common stockholders represents net income (loss) less preferred and additional capital contribution dividends. Diluted net income (loss) per common share reflects the potential dilution that could occur if dilutive securities and other contracts were exercised or converted into common stock or resulted in the issuance of common stock. The following table provides a reconciliation of net income (loss) available and sets forth the computation for basic and diluted net income (loss) per share available for common stockholders.

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                       MARCH 30,      MARCH 31,      MARCH 30,       MARCH 31,
                                         2001           2000           2001           2000
                                      ----------    -----------    -----------     ----------
                                            (Unaudited)                   (Unaudited)
NUMERATOR FOR BASIC AND DILUTED:
Net Income (Loss)                      $  4,879       $ 19,408       $(11,958)      $    341
Preferred stock dividends                (3,483)        (1,655)        (6,913)        (3,294)
Additional capital contribution
  dividends                              (1,180)            --         (1,999)            --
                                       --------       --------       --------       --------
    Net loss available for common
      stockholders                     $    216       $ 17,753       $(20,870)      $ (2,953)
                                       ========       ========       ========       ========
DENOMINATOR -- SHARES:
Weighted average common shares
  outstanding                            59,824         59,824         59,824         59,824
  (basic)
Add potential common shares:
  Exercisable stock options                  --             --             --             --
Less antidilutive effect of
  potential common shares                    --             --             --             --
                                       --------       --------       --------       --------
Weighted average common shares
  outstanding (diluted)                  59,824         59,824         59,824         59,824
                                       ========       ========       ========       ========
NET LOSS PER COMMON SHARE:
    Basic and diluted                  $     --       $    .30       $   (.35)      $   (.05)
                                       ========       ========       ========       ========

Recent Accounting Pronouncement

        As of October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and No. 138. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not currently have any derivative instruments and therefore adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial position or results of operations for the three and six-month periods ended March 30, 2001.

                                  SEMINIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 2 - Liquidity

        In April 2001, the Company submitted its financial plan to its lenders under its syndicated credit facility, detailing operating initiatives that reduce existing infrastructure and working capital requirements. Additionally, the plan identified alternative sources of capital to repay the bank debt within newly defined terms, which may include the sale of assets, debt refinancing and additional equity infusions.

        In May 2001, each of the lenders have indicated its support of a restructuring of the Company's existing credit facility on general terms set forth in a term sheet negotiated between the Company and its lenders, subject to completion of documentation and formal approvals. Under the proposed terms of the amended credit agreement, the Company believes it will be able to satisfy all covenants during the remaining term of the agreement. Upon execution of the amended agreement, the Company expects to reclassify the long-term portion of borrowings from current liabilities to long-term debt in accordance with a revised maturity schedule. The proposed terms of the amendment will extend the final maturity of the credit facility from the previously agreed on date of June 30, 2002 to December 31, 2002. The Company anticipates entering into the amended credit agreement by the end of May 2001.

        The Company is continuing to pursue its effort of evaluating its capital structure, finding alternative sources of capital to refinance its indebtedness, and identifying assets for sale in order to meet its obligations under the expected amended credit agreement.

        The Company's existing credit facility includes, among other things, quarterly financial covenants, which, if not met, allow the lenders to demand repayment of all amounts outstanding. Based on the business plan and performance, the Company expects to achieve its financial objectives, together with management initiatives, which include an expense reduction program. The Company was not in compliance with minimum interest coverage and maximum debt ratio covenants at September 30, 2000, December 29, 2000 and March 30, 2001 and therefore, outstanding borrowings under this facility continued to be classified as a current liability as of March 30, 2001. As disclosed in the past, these factors have raised doubt about the Company's ability to continue as a going concern; however, management believes the current operating initiatives and the expected amended credit agreement have mitigated this uncertainty.

        Since September 2000, the lenders have granted the Company various waivers with respect to its covenants that currently extend through May 22, 2001, and the Company expects to receive a waiver through May 31, 2001. In conjunction with granting these waivers, the lenders accelerated the final maturity of the term loan and the termination date for revolving credit commitments from 2004 to 2002 and required the Company to submit a financial plan through fiscal year 2002 which includes a proposal for the recapitalization of the Company.

        As of March 30, 2001, the Company was current on all principal and interest payments due under the credit facility. In A waiver signed on December 29, 2000, the lenders agreed to divide and defer a $12.5 million term loan maturity originally due December 31, 2000 into two equal payments of $6.25 million due March 31, 2001 and April 30, 2001. The Company made its March 31, 2001 principal and interest payments. The April 30, 2001 principal payment has been deferred with the approval of its lenders, and the Company expects that payment will be part of the revised maturity schedule under the proposed credit agreement.

                                  SEMINIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

   o Implementing an advanced global logistics management information system;
     and

   o Divesting non-strategic assets.

        In connection with the restructuring and optimization plan, the Company recorded nonrecurring pre-tax charges to operations of approximately $34.4 million for restructuring cost during fiscal year 2000 that included severance and other exit costs, inventory write-downs and cost associated with streamlining the products portfolio. Of this amount, $18.4 million was included in cost of goods sold for inventory write-downs. The remaining $16.0 million was included in selling, general and administrative expenses, and consisted primarily of severance costs. The total severance charge related to a planned 600-employee reduction worldwide in both operation and administrative groups.

        There were 456 employees and 144 employees severed in the first half of fiscal year 2001 and fiscal year 2000, respectively, as part of the Global Restructuring and Optimization Plan.

        The Company commenced the restructuring during fiscal year 2000, and expects to complete the plan during fiscal year 2001. Further elements of the plan will be initiated in the future and should be completed by fiscal year 2002. There have been no material changes in the aforementioned plan.

Remaining components of the restructuring accruals are as follows:

                                   BALANCE AT                        BALANCE AT
                                  SEPTEMBER 30,         AMOUNTS       MARCH 30,
                                       2000            INCURRED         2001
                                  -------------       ----------     ----------
Severance and related expenses        $12.2              $(5.9)         $6.3

                                  SEMINIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- INVENTORIES

Inventories consist of the following:


                                    MARCH 30,     SEPTEMBER 30,
                                      2001            2000
                                   -----------    -----------
                                   (Unaudited)
Seed                                $285,239       $290,629
Unharvested crop growing costs        24,718         31,663
Supplies                               9,518         10,995
                                    --------       --------
                                    $319,475       $333,287
                                    ========       ========

NOTE 5 -- ADDITIONAL CAPITAL CONTRIBUTIONS

        In October and November 2000, the Company received additional capital contributions of $31.9 million and $14.0 million, respectively, from Savia to finance additional working capital requirements.


NOTE 6 -- SHARES OF COMMON STOCK

        The number of authorized shares of Common Stock was increased from 158.0 million to 278.0 million and an equivalent increase in the number of authorized shares of Class A Common Stock from 91.0 million to 211.0 million at the annual meeting of stockholders of Seminis on March 14, 2001.

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

        In order to achieve its position as the premier vegetable and fruit seed company, Seminis has completed nine acquisitions since its formation in 1994 and has incurred significant expenses related to the development of its infrastructure. Seminis expenses its investments in research and development and in the creation of its worldwide sales capability. The comparability of Seminis' results of operations from period to period has also been affected by the impact of acquisition accounting under purchase accounting principles, interest expense attributable to acquisition financing and exposure to foreign currency fluctuations.

RESULTS OF OPERATIONS

          The table below sets forth Seminis' results of operations data expressed as a percentage of net sales.

                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     MARCH 30,    MARCH 31,   MARCH 30,   MARCH 31,
                                                       2001         2000        2001        2000
                                                     ---------    ---------   --------    ---------
                                                          (Unaudited)              (Unaudited)
Net sales                                              100.0%       100.0%       100.0%       100.0%
                                                       -----        -----        -----        -----
Gross profit                                            60.8         59.9         60.3         60.6
Research and development expenses                        8.6          7.2         11.4         10.9
Selling, general and administrative expenses            30.8         27.9         39.4         37.9
Amortization of intangible assets                        4.7          4.0          6.2          5.6
                                                       -----        -----        -----        -----
Income from operations                                  16.7         20.8          3.3          6.2
Interest expense, net                                   (7.6)        (3.8)        (8.4)        (5.2)
Other non-operating  expense, net                       (1.8)        (1.5)        (0.2)        (0.7)
                                                       -----        -----        -----        -----
Income (loss) from continuing operations before          7.3         15.5         (5.3)         0.3
income taxes
Income tax benefit (expense)                            (4.1)        (5.1)         0.2         (0.2)
                                                       -----        -----        -----        -----
Net income (loss)                                        3.2%        10.4%        (5.1)%        0.1%
                                                       =====        =====        =====        =====

SIX MONTHS ENDED MARCH 30, 2001 COMPARED WITH SIX MONTHS ENDED MARCH 31, 2000

Net Sales

        Net sales decreased 13.1% to $232.7 million for the six months ended March 30, 2001 from $267.8 million for the same period ended March 31, 2000. The decrease primarily reflects a change in the company strategy of actively pursuing market share, in order to consolidate its current worldwide leadership in fiscal year 2000, to reducing costs and improving cash flow and profitability in this fiscal year. Other factors include loss of sales due to the divestiture of non-core businesses, climatic problems and the effect of currency fluctuation. The Euro and the South Korean Won weakened during the first half of fiscal year 2001 and were weaker overall compared to the same period of fiscal year 2000. In constant dollars, and excluding the effect of businesses discontinued, sales decreased 4.4% to $244.4 million for the first half of fiscal year 2001 from $255.6 million in the first half of fiscal year 2000. Geographically, sales decreased the sharpest in Europe and North America while South America/Australia/New Zealand and the Far East sales improved slightly. The Company's business is subject to seasonal fluctuations and, therefore, the sales for the first half of a fiscal year are not necessarily indicative of those to be expected in any other interim period or for an entire fiscal year.

Gross Profit

        Gross profit decreased 13.4% to $140.4 million for the six months ended March 30, 2001 from $162.2 million for the six months ended March 31, 2000. Gross margin decreased to 60.3% for the six months ended March 30, 2001 from 60.6% for the six months ended March 31, 2000. The decrease was primarily due to the Company's initiative to sell off low value seeds to improve working capital conditions.

Research and Development Expenses

        Research and development expenses decreased 8.9% to $26.6 million for the six months ended March 30, 2001 from $29.2 million for the six months ended March 31, 2000. The decrease was due to an approximate $2.0 million charge related to Seminis' research incentive program recorded in the first half of fiscal year 2000. The final installment of this program was made in the second quarter of fiscal year 2000. The decrease was also a result of personnel reduction from the Global Restructuring and Optimization Plan and currency fluctuations from research and development operations in Europe in the first half of fiscal year 2001.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased 9.5% to $91.8 million for the six months ended March 30, 2001 from $101.4 million for the six months ended March 31, 2000. The decrease was primarily the result of headcount reduction following the implementation of the Global Restructuring and Optimization Plan and, in part, the impact of currency fluctuations. Furthermore, the divestiture of certain non-core businesses accounted for $4.2 million of the decrease. The decrease was, however, partially offset by $2.6 million of facility moving costs and $1.9 million of consulting fees due to restructuring initiatives.

Amortization of Intangible Assets

        Amortization of intangible assets decreased 4.6% to $14.3 million for the six months ended March 30, 2001 from $15.0 million for the six months ended March 31, 2000. The decrease was primarily due to the effect of latter stages of accelerated amortization of intangible assets related to purchase accounting. Furthermore, the decrease was attributable to the currency impact from the devaluation of the South Korean Won on Korean based intangible assets. The decrease was partially offset by the increase in intangible asset amortization in the U.S.

Interest Expense, Net

        Interest expense, net, increased 42.4% to $19.6 million for the six months ended March 30, 2001 from $13.8 million for the six months ended March 31, 2000. The increase was primarily due to higher effective interest rates in the current period compared to the same period last fiscal year. Furthermore, the increase was due to the acceleration of deferred financing cost amortization related to the Company's credit facility. The acceleration was a result of the advancement of the maturity date of the term loan.

Other Non-Operating Expense, Net

        Seminis had other non-operating expense, net, of $0.4 million for the six months ended March 30, 2001 as compared to $2.0 million for the six months ended March 31, 2000. Other non-operating expense, net, for the six months ended March 30, 2001 primarily consists of a foreign currency loss of $0.6 million resulting from a U.S. dollar denominated loan in Holland and other income resulting from the sale of fixed assets. Other non-operating expense, net, for the six months ended March 31, 2000 included a foreign currency loss of $2.7 million and other income of $0.7 million primarily relating to the sale of fixed assets.

Income Tax Benefit (Expense)

        Income tax benefit was $0.4 million for the six months ended March 30, 2001 compared to income tax expense of $0.5 million for the six months ended March 31, 2000. The decrease in income tax expense was the result of lower consolidated pretax income and the mix of worldwide income tax rates.

THREE MONTHS ENDED MARCH 30, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

Net Sales

        Net sales decreased 18.8% to $151.5 million for the three months ended March 30, 2001 from $186.6 million for the same period ended March 31, 2000. The decrease primarily reflects a change in the company strategy of actively pursuing market share, in order to consolidate its current worldwide leadership in fiscal year 2000, to reducing costs and improving cash flow and profitability in this fiscal year. Other factors include loss of sales due to the divestiture of non-core businesses, climatic problems and the effect of currency fluctuation. The Euro and the South Korean Won weakened during the second quarter of fiscal year 2001 and were weaker overall compared to the same period of fiscal year 2000. In constant dollars, and excluding the effect of businesses discontinued, sales decreased 9.3% to $159.9 million for the second quarter of fiscal year 2001 from $176.3 million in the same period of fiscal year 2000. Geographically, sales decreased the sharpest in North America and Europe while the Far East sales posted a modest increase. The Company's business is subject to seasonal fluctuations and, therefore, the sales for the second quarter of a fiscal year are not necessarily indicative of those to be expected in any other interim period or for an entire fiscal year.

Gross Profit

        Gross profit decreased 17.6% to $92.2 million for the three months ended March 30, 2001 from $111.9 million for the three months ended March 31, 2000. Gross margin increased to 60.8% for the three months ended March 31, 2001 from 59.9% for the three months ended March 31, 2000. The increase was primarily due to product mix, partially offset by the Company's initiative to sell off lower value seeds to improve working capital conditions.

Research and Development Expenses

        Research and development expenses decreased 2.9% to $13.1 million for the three months ended March 30, 2001 from $13.5 million for the three months ended March 31, 2000. The decrease was primarily due to a charge from the incentive program taken in the prior year.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased 10.2% to $46.7 million for the three months ended March 30, 2001 from $52.0 million for the three months ended March 31, 2000. The decrease was primarily due to the impact of headcount reduction following the implementation of the Global Restructuring and Optimization Plan and, in part, due to currency fluctuations. Furthermore, the divestiture of certain non-core businesses accounted for $2.4 million of the decrease. The decrease was partially offset by $1.1 million of facility moving costs and $1.1 million of consulting fees due to restructuring initiatives.

Amortization of Intangible Assets

        Amortization of intangible assets decreased 7.4% to $7.0 million for the three months ended March 30, 2001 from $7.6 million for the three months ended March 31, 2000. The decrease was primarily due to the effect of latter stages of accelerated amortization of intangible assets related to purchase accounting. Furthermore, the decrease was attributable to the currency impact from the devaluation of the South Korean Won on Korean based intangible assets. The decrease was partially offset by the increase in intangible asset amortization in the U.S.

Interest Expense, Net

        Interest expense, net, increased 62.6% to $11.5 million for the three months ended March 30, 2001 from $7.1 million for the three months ended March 31, 2000. The increase was primarily due to higher effective interest rates in the current period compared to the same period last fiscal year. Moreover, the increase was also due to the acceleration of deferred financing cost amortization related to the Company's credit facility. The acceleration was a result of the advancement of the maturity date of the term loan.

Other Non-Operating Expense, Net

        Seminis had other non-operating expense, net, of $2.7 million for the three months ended March 30, 2001 as compared to other non-operating expense, net, of $2.8 million for the three months ended March 31, 2000. Other non-operating expense, net, for the three months ended March 30, 2001 includes a foreign currency loss of $3.0 million and other income of $0.3 million primarily related to the sale of fixed assets. The foreign currency loss is primarily due to a loss recorded by SVS Holland on its U.S. dollar denominated loan. Other non-operating expense, net, for the three months ended March 31, 2000 includes a foreign currency loss of $3.3 million and other income of $0.5 million primarily relating to the sale of fixed assets.

Income Tax Expense

        Income tax expense decreased 33.9% to $6.3 million for the three months ended March 30, 2001 from $9.5 million for the three months ended March 31, 2000. The decrease in income tax expense was a result of lower pre-tax income related to the aforementioned factors and the mix of worldwide income tax rates.

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

Liquidity and Capital Resources

        In April 2001, the Company submitted its financial plan to its lenders under its syndicated credit facility detailing operating initiatives that reduce existing infrastructure and working capital requirements. Additionally, the plan identified alternative sources of capital to repay the bank debt within newly defined terms, which may include the sale of assets, debt refinancing and additional equity infusions.

        In May 2001, each of the lenders have indicated its support of a restructuring of the Company's existing credit facility on general terms set forth in a term sheet negotiated between the Company and its lenders, subject to completion of documentation and formal approvals. Under the proposed terms of the amended credit, agreement, the Company believes it will be able to satisfy all covenants during the remaining term of the agreement. Upon execution of the amended agreement, the Company expects to reclassify the long-term portion of borrowings from current liabilities to long-term debt in accordance with a revised maturity schedule. The proposed terms of the amendment will extend the final maturity of the credit facility from the previously agreed on date of June 30, 2002 to December 31, 2002. The Company anticipates entering into the amended credit agreement by the end of May 2001.

        The Company is continuing to pursue its effort of evaluating its capital structure, finding alternative sources of capital to refinance its indebtedness and identifying assets for sale in order to meet its obligations under the expected amended credit agreement.

        The Company's existing credit facility includes, among other things, quarterly financial covenants, which, if not met, allow the lenders to demand repayment of all amounts outstanding. Based on the business plan and performance, the Company expects to achieve its financial objectives, together with management initiatives, which include an expense reduction program. The Company was not in compliance with minimum interest coverage and maximum debt ratio covenants at September 30, 2000, December 29, 2000 and March 30, 2001 and therefore, outstanding borrowings under this facility continued to be classified as a current liability as of March 30, 2001. As disclosed in the past, these factors have raised doubt about the Company's ability to continue as a going concern; however, management believes the current operating initiatives and the expected amended credit agreement have mitigated this uncertainty.

        Since September 2000, the lenders have granted the Company various waivers with respect to its covenants that currently extend through May 22, 2001, and the Company expects to receive a waiver through May 31, 2001.
In conjunction with granting these waivers, the lenders accelerated the final maturity of the term loan and the termination date for revolving credit commitments from 2004 to 2002 and required the Company to submit a financial plan through fiscal year 2002 which includes a proposal for the recapitalization of the Company.

        As of March 30, 2001, the Company was current on all principal and interest payments due under the credit facility. In a waiver signed on December 29, 2000, the lenders agreed to divide and defer a $12.5 million term loan maturity originally due December 31, 2000 into two equal payments of $6.25 million due March 31, 2001 and April 30, 2001. The Company made its March 31, 2001 principal and interest payments. The April 30, 2001 principal payment has been deferred with the approval of its lenders, and the Company expects that payment will be part of the revised maturity schedule under the proposed credit agreement.

        The Company has made significant strides in the enhancement of its cash flow. As a result of the Global Restructuring and Optimization Plan, headcount has been reduced by 13% since August 2000, products portfolio has been streamlined, facilities have been consolidated and certain non-strategic assets were sold. The reduction of operating expenses and the improved second quarter cash flow performance attest to the positive strides the Company has made as a result of the initiatives. Further savings are expected at the completion of the aforementioned plan that will strengthen the cash position of the Company.

        Net cash used in operating activities increased to $40.5 million for the six months ended March 30, 2001 compared to $34.3 million for the six months ended March 31, 2000 mainly due to support costs related to restructuring and non-recurring expenses related to the Global Restructuring and Optimization Plan, decreases in accounts payable, and lower overall sales from a change in selling strategy. The increase was partially offset by a smaller increase in accounts receivable and a decrease in inventory.

        Capital expenditures decreased to $4.5 million for the six months ended March 30, 2001 from $23.9 million for the six months ended March 31, 2000. The decrease was primarily due to a substantial portion of the investment in Seminis' new headquarters and production facility being incurred in fiscal year 2000, resulting in a significant decrease in overall capital expenditures in the first half of fiscal year 2001. Other investing activities for the six months ended March 30, 2001 also included approximately $3.0 million in proceeds from the sale of non-operating assets.

        In October and November 2000, Seminis received $31.9 million and $14.0 million respectively, of additional capital contribution from Savia. Through the first half of fiscal year 2001, $2.0 million of accrued dividends pertaining to this transaction have been recorded.

        Seminis' total indebtedness as of March 30, 2001 was $371.3 million, of which $315.3 million were borrowings under the current credit agreement. Additionally, $17.1 million, $9.7 million, $6.0 million, $4.1 million, and $2.3 million were borrowings by the United States, Chilean, Italian, Spanish, and Korean subsidiaries, respectively, and $16.8 million were borrowings primarily by other foreign subsidiaries.

        Seminis' exposure to foreign currency fluctuations is primarily foreign currency gains or losses that occur from intercompany loans between Seminis and its foreign subsidiaries and the U.S. dollar denominated loan, originated by SVS Holland, B.V., a foreign subsidiary of Seminis. Seminis does not have any material outstanding hedging contracts as of March 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our market risk disclosures set forth in the 2000 Form 10-K has not changed significantly through the second quarter ended March 30, 2001.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of the Company was held on March 14, 2001. At the Annual Meeting, Adrian Rodriguez Macedo, George C. Ball, Jr., Frank
J. Pipp, and Christopher J. Steffen were elected as directors of the Company. Over 90% of the voting shares voted in favor of the election of the above mentioned directors.

        At the Annual Meeting, Stockholders approved an amendment of the Certificate of Incorporation of Seminis to increase the number of shares of Common Stock from 158,000,000 to 278,000,000, and an equivalent increase in the number of authorized shares of Class A Common Stock from 91,000,000 to 211,000,000. This proposal received 140,397,069 votes for approval and 1,800,136 votes against approval, with 26,220 votes abstaining.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is involved, from time to time, as a defendant in various lawsuits arising in the normal course of business. Seminis believes that no current claims, individually or in the aggregate, will have a material adverse effect on Seminis' business, results of operations, or financial condition.

        Since our 2000 Form 10-K filed December 29, 2000 there have been no material changes in legal proceedings discussed in such Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K for the quarter ended March 30, 2001.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
(a)1           Form of Underwriting Agreement
(c)2           Merger Agreement by and between Seminis, Inc., an Illinois corporation and
               Seminis, Inc., a Delaware corporation
(c)3.1         Certificate of Incorporation
(c)3.2         Certificate of Designations of Class A Mandatorily Redeemable Preferred Stock
               and Class B Mandatorily Redeemable Preferred Stock of Seminis, Inc.
(c)3.3         Certificate of Designations of Class C Redeemable Preferred Stock of Seminis,
               Inc.
(c)3.4         By-Laws
(c)4.1         Form of Class A Common Stock Certificate
(a)4.2         Registration Rights Agreement by and among Seminis, Inc. and certain shareholders of Seminis, dated October 1, 1995
(c)5           Opinion of Milbank, Tweed, Hadley & McCloy LLP
(a)10.1        Seminis, Inc. 1998 Stock Option Plan
(b)10.2        Amended and Restated Seminis, Inc. 1998 Stock Option Plan
(a)10.3        Share Subscription Agreement by and between Seminis, Inc. and Hungnong Seed
               Co., Ltd., dated June 12, 1998
(c)10.4        Form of New Credit Facility among Seminis, Inc., Seminis Vegetable Seeds,
               Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as
               Lenders, dated as of June 28, 1999
(c)10.5        Form of Letter Agreement between Savia, S.A. de C.V. and Seminis, Inc. dated as of  June 21, 1999
(d)10.6        Second Amendment and Waiver to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as
               borrowers, Harris Trust and Savings Bank, individually and as Administrative
               Agent, Bank of Montreal, individually and as Syndication Agent, and the
               Lenders from time to time parties thereto, as Lenders, dated as of  June 29,
               2000, effective March 31, 2000
(d)10.7        Security Agreement Re: Accounts, Inventory and General Intangibles among
               Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers,
               Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of June 29, 2000
(e)10.8        Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among
               Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers,
               Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of September 30, 2000, effective
               September 30, 2000
(d)10.9        Extension of Interim Waiver Agreement to Credit Agreement dated as of June 28,
               1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as
               borrowers, Harris Trust and Savings Bank, individually and as Administrative
               Agent, Bank of Montreal, individually and as Syndication Agent, and the
               Lenders from time to time parties thereto, as Lenders, dated as of December
               30, 2000, effective December 30, 2000
(f)10.10       Modification and Interim Waiver Agreement to Credit Agreement dated as of June
               28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V.,
               as borrowers, Harris Trust and Savings Bank, individually and as
               Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of
               December 29, 2000, effective December 29, 2000
(g)10.11       Modification and Interim Waiver Agreement to Credit Agreement dated as of June
               28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V.,
               as borrowers, Harris Trust and Savings Bank, individually and as
               Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of
               April 30, 2001, effective April 30, 2001


                           EXHIBIT INDEX - (CONTINUED)

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
(b)21         Subsidiaries of Registrant
27.1          Financial Data Schedule

(a)     Incorporated by reference to Seminis' Form S-1 filed on February 11,
        1999.

(b) Incorporated by reference to Seminis' Amendment No. 2 to Form S-1 filed on May 27, 1999.

(c) Incorporated by reference to Seminis' Amendment No. 3 to Form S-1 filed on June 21, 1999.

(d)     Filed with the June 30, 2000 Form 10Q.

(e)     Filed with the September 30, 2000 Form 10K.

(f)     Filed with the December 29, 2000 Form 10Q.

(g)     Filed with this Form 10Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 2001               SEMINIS, INC.



                                  /s/ Eugenio Najera Solorzano
                                  ----------------------------
                                  Eugenio Najera Solorzano
                                  President
                                  (Principal Executive Officer)


                                  /s/ Gaspar Alvarez Martinez
                                  ----------------------------
                                  Gaspar Alvarez Martinez
                                  Chief Financial and Accounting Officer
                                  (Principal Financial  and Accounting Officer)