Form 10-Q
period 2001-06-29
SEMINIS INC
filed 2001-08-13
CIK 1078259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number 000-26519

SEMINIS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	36-0769130 (I.R.S. Employer Identification No.)

2700 Camino del Sol, Oxnard, California (Address of Principal Executive Offices)	93030-7967 (Zip Code)

(805) 647-1572
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, address and former fiscal year, if changed since last report)

Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

As of August 7, 2001, the Registrant had 13,975,764 registered shares of Class A Common Stock, $0.01 par value per share, issued and outstanding, and 45,848,622 unregistered shares of Class B Common Stock, $0.01 par value per share, issued and outstanding.

SEMINIS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2001

PART I — FINANCIAL INFORMATION

Page

Item 1.	Financial Statements

Consolidated Balance Sheets as of June 29, 2001 and September 30, 2000

Consolidated Statements of Operations for the Three and Nine Months Ended June 29, 2001 and June 30, 2000

Consolidated Statement of Stockholders’ Equity for the Nine Months Ended June 29, 2001

Consolidated Statements of Cash Flows for the Nine Months Ended June 29, 2001 and June 30, 2000

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Submission of Matters to a Vote of Security Holders

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMINIS, INC
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of	As of
	June 29,	September 30,
	2001	2000

	(Unaudited)
ASSETS:

Current assets

Cash and cash equivalents	$29,349	22,479

Accounts receivable, net	158,432	162,929

Inventories	253,304	333,287

Prepaid expenses and other current assets	3,919	3,105

Total current assets	445,004	521,800

Deferred income taxes	29,238	5,699

Property, plant and equipment, net	203,117	226,505

Intangible assets, net	186,065	227,839

Other assets	13,384	16,194

	$876,808	$998,037

LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDERS’ EQUITY:

Current liabilities

Short-term borrowings	$27,345	$20,178

Current maturities of long-term debt	41,891	325,658

Accounts payable	23,390	54,955

Accrued liabilities	90,645	96,453

Total current liabilities	183,271	497,244

Long-term debt	290,583	23,468

Minority interest in subsidiaries	2,048	1,445

Total liabilities	475,902	522,157

Commitments and contingencies

Mandatorily redeemable stock

Class B Redeemable Preferred Stock, $0.01 par value; 25 shares authorized as of June 29, 2001 and September 30, 2000; 25 shares issued and outstanding as of June 29, 2001 and September 30, 2000	25,000	25,000

Total mandatorily redeemable stock	25,000	25,000

Stockholders’ equity

Class C Preferred Stock, $0.01 par value; 14 and 12 shares authorized as of June 29, 2001 and September 30, 2000 respectively; 12 shares issued and outstanding as of June 29, 2001 and September 30, 2000	1	1

Class A Common Stock, $0.01 par value; 211,000 and 91,000 shares authorized as of June 29, 2001 and September 30, 2000 respectively; 13,976 shares issued and outstanding as of June 29, 2001 and September 30, 2000	140	140

Class B Common Stock, $0.01 par value; 67,000 shares authorized as of June 29, 2001 and September 30, 2000; 45,848 shares issued and outstanding as of June 29, 2001 and September 30, 2000	459	459

Additional paid-in capital	762,673	712,981

Accumulated deficit	(334,765)	(244,706)

Accumulated other comprehensive loss	(52,602)	(17,995)

Total stockholders’ equity	375,906	450,880

	$876,808	$998,037

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Net sales	$106,445	$114,360	$339,192	$382,150

Cost of goods sold	96,207	59,636	188,528	165,227

Gross profit	10,238	54,724	150,664	216,923

Operating expenses

Research and development expenses	13,258	14,517	39,890	43,739

Selling, general and administrative expenses	54,709	61,660	146,523	163,082

Amortization of intangible assets	6,803	7,464	21,105	22,455

Total operating expenses	74,770	83,641	207,518	229,276

Loss from operations	(64,532)	(28,917)	(56,854)	(12,353)

Other income (expense)

Interest income	200	755	1,204	2,037

Interest expense	(11,181)	(9,229)	(31,801)	(24,285)

Foreign currency loss	(1,555)	(479)	(2,110)	(3,204)

Other, net	(481)	10,023	(319)	10,786

	(13,017)	1,070	(33,026)	(14,666)

Loss before income taxes	(77,549)	(27,847)	(89,880)	(27,019)

Income tax benefit	13,020	8,600	13,393	8,113

Net loss	(64,529)	(19,247)	(76,487)	(18,906)

Preferred stock dividends	(3,496)	(2,366)	(10,409)	(5,660)

Additional capital contribution dividends	(1,164)	—	(3,163)	—

Net loss available for common stockholders	$(69,189)	$(21,613)	$(90,059)	$(24,566)

Net loss available for common stockholders per common share, basic and diluted	$(1.16)	$(0.36)	$(1.51)	$(0.41)

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

									Accumu-
									lated Other	Total
	Class C		Class A		Class B		Additional	Accumu-	Compre-	Stock-
	Preferred Stock		Common Stock		Common Stock		Paid-in	lated	hensive	holders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity

Balance, September 30, 2000	12	$1	13,976	$140	45,848	$459	$712,981	$(244,706)	$(17,995)	$450,880

Comprehensive loss:

Net loss (Unaudited)	—	—	—	—	—	—	—	$(76,487)	—	$(76,487)

Translation adjustment (Unaudited)	—	—	—	—	—	—	—	—	$(34,607)	$(34,607)

										$(111,094)

Additional capital contribution (Unaudited)	—	—	—	—	—	—	$45,850	—	—	$45,850

Dividends on additional capital contribution (Unaudited)	—	—	—	—	—	—	$845	$(3,163)	—	$(2,318)

Dividends on Class B Redeemable Preferred Stock (Unaudited)	—	—	—	—	—	—	—	$(1,500)	—	$(1,500)

Dividends on Class C Preferred Stock (Unaudited)	—	—	—	—	—	—	$2,997	$(8,909)	—	$(5,912)

Balance, June 29, 2001 (Unaudited)	12	$1	13,976	$140	45,848	$459	$762,673	$(334,765)	$(52,602)	$375,906

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	June 29, 2001	June 30, 2000

	(Unaudited)
Cash Flows from Operating Activities:

Net loss	$(76,487)	$(18,906)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	33,643	36,322

Deferred income tax	(21,004)	(24,690)

Other, primarily inventory write-downs	75,360	8,584

Changes in assets and liabilities:

Accounts receivable	(1,001)	(31,994)

Inventories	3,031	(38,612)

Prepaid expenses and other assets	151	4,470

Current income taxes	(19)	14,961

Accounts payable	(32,131)	(10,665)

Other liabilities	(11,289)	7,445

Net cash used in operating activities	(29,746)	(53,085)

Cash Flows from Investing Activities:

Purchases of fixed and intangible assets	(7,592)	(32,664)

Proceeds from disposition of assets	7,096	5,509

Proceeds from sale of MBS’ assets	—	9,712

Other	(215)	(898)

Net cash used in investing activities	(711)	(18,341)

Cash Flows from Financing Activities:

Proceeds from long-term debt	1,395	57,872

Repayment of long-term debt	(17,352)	(51,421)

Net short-term borrowings	8,033	19,188

Class B Redeemable Preferred Stock dividends	—	(1,500)

Issuance of Class C Preferred Stock	—	42,000

Additional capital contribution	45,850	—

Net cash provided by financing activities	37,926	66,139

Effect of exchange rate changes on cash and cash equivalents	(599)	(360)

Increase (decrease) in cash and cash equivalents	6,870	(5,647)

Cash and cash equivalents, beginning of period	22,479	19,068

Cash and cash equivalents, end of period	$29,349	$13,421

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data)

Note 1 — Summary of Significant Accounting Policies

     Description of Business

     Seminis, Inc. (“Seminis” or the “Company”) is the largest developer, producer and marketer of vegetable and fruit seeds in the world. The Company is a majority-owned subsidiary of Savia, S.A. de C.V. (“Savia”) and effectively began operations when it purchased Asgrow Seed Company in December 1994.

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

     The unaudited consolidated financial statements included herein reflect all adjustments, (consisting only of normal recurring adjustments), that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The Company’s business is subject to seasonal fluctuation; therefore, the results of operations for periods less than one year are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

     Supplementary Cash Flow Information

	Nine Months Ended
	June 29, 2001	June 30, 2000

	(Unaudited)
Cash paid for interest	$29,747	$24,087

Cash paid for income taxes	7,630	1,616

Supplemental non-cash transactions:

Issuance of preferred stock in payment of Class C Preferred Stock dividends	2,997	4,160

Dividends on additional capital contribution	845	—

     Effective January 2001, Class C Preferred Stock earns cash dividends at 10% per annum. The bank agreement, however, precludes the payment of cash dividends until certain conditions are met.

     Income (Loss) per Common Share

     Net income (loss) per common share has been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) available for common stockholders by the average number of common shares outstanding during each period. Net income (loss) available for common stockholders represents net income (loss) less preferred and additional capital contribution dividends. Diluted net income (loss) per common share reflects the potential dilution that could occur if dilutive securities and other contracts were exercised or converted into common stock or resulted in the issuance of common stock. The following table provides a reconciliation of net income (loss) available and sets forth the computation for basic and diluted net income (loss) per share available for common stockholders.

SEMINIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Income (Loss) per Common Share — Continued

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
NUMERATOR FOR BASIC AND DILUTED:

Net loss	$(64,529)	$(19,247)	$(76,487)	$(18,906)

Preferred stock dividends	(3,496)	(2,366)	(10,409)	(5,660)

Additional capital contribution dividends	(1,164)	—	(3,163)	—

Net loss available for common stockholders	$(69,189)	$(21,613)	$(90,059)	$(24,566)

DENOMINATOR — SHARES:

Weighted average common shares outstanding basic and diluted	59,824	59,824	59,824	59,824

NET LOSS PER COMMON SHARE:

Basic and diluted	$(1.16)	$(0.36)	$(1.51)	$(0.41)

Reclassification

     Certain amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncement

     As of October 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137 and No. 138. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not currently have any derivative instruments and therefore adoption of SFAS No. 133 did not have a material impact on the Company’s consolidated financial position or results of operations for the three and nine month periods ended June 29, 2001.

     EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” is effective for the Company in the fourth quarter of this year. EITF 00-10 requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. It also states that a company may record shipping and handling costs in cost of sales. If such costs are significant and are not included in cost of sales (that is, if those costs are accounted for together or separately on other income statement line items), a company should disclose both the amount(s) of such costs and the line item(s) on the income statement that include them.

     SFAS 141, “Business Combinations” is effective for the Company in the fourth quarter of this year. SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.

     SFAS 142, “Goodwill and Other Intangible Assets” is effective for the Company in fiscal 2003, but may be adopted early as of the beginning of fiscal 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

SEMINIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Liquidity and Borrowing

     In April 2001, the Company submitted its financial plan to its lenders under its syndicated credit facility, detailing operating initiatives that reduce existing infrastructure and working capital requirements. Additionally, the plan identified alternative sources of capital to repay the bank debt within newly defined terms, which may include the sale of non-strategic assets, debt refinancing and additional equity infusions.

     On May 31, 2001, the Company’s lenders agreed with the financial plan and the terms to restructure the Company’s $310.0 million credit facility. Under the revised maturity schedule of the amended credit agreement, long-term portions of borrowings have been reclassified from current liabilities to long-term debt. The amendment extended the final maturity of the credit facility from the previously agreed on date of June 30, 2002 to December 31, 2002, with interim principal payments of $35.0 million due in the remainder of calendar year 2001 and $49.0 million in calendar year 2002. The Company expects to fund these principal payments through improved operating cash flows and the sale of non-strategic assets. The amended credit agreement bears interest according to a grid pricing formula based on the achievement of specified debt levels with current interest at the prime rate plus 2.5%. Under the terms of the amended credit agreement, the Company believes it will be able to satisfy all revised covenant ratios during the remaining term of the agreement. The Company is continuing to pursue its effort of finding alternative sources of capital to improve its capital structure and repay the bank debt.

     At June 29, 2001, the Company was in compliance will all of its financial covenants and obligations under the amended credit agreement. At September 30, 2000, December 29, 2000 and March 30, 2001, the Company was not in compliance with minimum interest coverage and maximum debt ratio covenants and therefore, outstanding borrowings under this facility were classified as a current liability as of September 30, 2000, December 29, 2000, and March 30, 2001. As disclosed in the past, these factors had raised doubt about the Company’s ability to continue as a going concern; however, management believes the current operating initiatives and the amended credit agreement have mitigated this uncertainty and as a result long-term portions of borrowings under the syndicated agreement have been classified to long-term debt.

Note 3 — Global Restructuring and Optimization Plan

     In February 2000, the Company announced a global cost saving initiative designed to streamline operations, increase utilization of facilities and improve efficiencies. The first phase of the initiative, which commenced in fiscal year 2000, focused on North American operations and is expected to complete by the end of fiscal year 2001. In June 2000, the Company announced the second phase, which was targeted at its global operations. An expansion of phase two of the plan was launched in the third quarter of fiscal year 2001 and is expected to be completed by the end of fiscal year 2002. The key elements to Seminis’ global restructuring and optimization plan involve:

•	Reorganizing its 10 legacy seed companies into four geographical regions;

•	Reducing operation and production facilities;

•	Reducing headcount that results from the reorganization and facility consolidation;

•	Rationalizing the product portfolio;

•	Implementing an advanced global logistics management information system; and

•	Divesting non-strategic assets.

SEMINIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Global Restructuring and Optimization Plan — Continued

     In connection with phase one of the restructuring and optimization plan, the Company recorded nonrecurring pre-tax charges to operations of approximately $34.4 million for restructuring costs during fiscal year 2000 that included severance and other exit costs, inventory write-downs and costs associated with streamlining the products portfolio. Of this amount, $18.4 million was included in cost of goods sold for inventory write-downs. The remaining $16.0 million was included in selling, general and administrative expenses and consisted primarily of severance costs. The total phase one and initial phase two severance charge related to a planned 600-employee reduction worldwide in both operational and administrative groups.

     As part of the implementation of the expanded second phase of the restructuring and optimization plan, a pre-tax charge of $12.0 million was recorded in selling, general and administrative expenses by the Company in the third quarter of fiscal year 2001. This charge primarily relates to severance and related costs, resulting from an additional planned 250-employee reduction worldwide in both operational and administrative groups. Additionally, the Company recorded a non-cash pre-tax charge of $53.9 million in cost of goods sold for inventory write-downs in order to comply with more stringent seed quality standards and to further rationalize the Company’s product portfolio. The Company also sold its properties in Saticoy, California, Filer, Idaho and Vineland, New Jersey as part of its efforts to reduce and consolidate operation and production facilities.

     There were 637 and 178 employees severed in the first nine months of fiscal year 2001 and fiscal year 2000, respectively, as part of the Global Restructuring and Optimization Plan.

Remaining components of the restructuring accruals are as follows:

	Balance at			Balance at
	September 30,	Additional	Amounts	June 29,
	2000	Charges	Incurred	2001

Severance and related expenses	$12.2	$12.0	$8.3	$15.9

Note 4 — Inventories

Inventories consist of the following:

	June 29,	September 30,
	2001	2000

	(Unaudited)

Seed	$215,099	$290,629

Unharvested crop growing costs	30,613	31,663

Supplies	7,592	10,995

	$253,304	$333,287

Note 5 — Additional Capital Contributions

     In October and November 2000, the Company received additional capital contributions of $31.9 million and $14.0 million, respectively, from Savia to finance additional working capital requirements.

SEMINIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Shares of Common Stock

     The number of authorized shares of Common Stock was increased from 158.0 million to 278.0 million and an equivalent increase in the number of authorized shares of Class A Common Stock from 91.0 million to 211.0 million at the annual meeting of stockholders of Seminis on March 14, 2001.

Note 7 — Seminis Inc. Stock Award Plan

     During the quarter ended June 29, 2001, the Company adopted a stock award plan that is subject to shareholders’ approval. Certain key executives will be awarded with Company shares that vest after meeting certain quarterly performance criteria over 18 months. Upon meeting each quarterly goal, the shares awarded are immediately vested subject to shareholders’ approval. Total number of shares eligible to be awarded under this plan is 4.8 million. This resulted in an accrual of approximately $1.3 million recorded in selling, general and administrative expenses based on current market value of Common Stock during the quarter ended June 29, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere herein. The following discussion and analysis contains certain “forward-looking statements” which are subject to certain risks, uncertainties and contingencies which could cause Seminis’ actual business, results of operations or financial condition to differ materially from those expressed in, or implied by, such statements.

Overview

     Seminis is the largest developer, producer and marketer of vegetable and fruit seeds in the world. Seminis produces more than 60 species and 6,000 distinct varieties of vegetable and fruit seeds. Seminis has established a worldwide presence and global distribution network that spans 120 countries with 34 research and development facilities and 29 screening farms in 19 countries and production sites in over 20 countries. Seminis is a majority owned subsidiary of Savia, S.A. de C. V. (“Savia”).

     In order to achieve its position as the premier vegetable and fruit seed company, Seminis has completed nine acquisitions since its formation in 1994 and has incurred significant expenses related to the development of its infrastructure. Seminis expenses its investments in research and development and in the creation of its worldwide sales capability. The comparability of Seminis’ results of operations from period to period has also been affected by the impact of acquisition accounting under purchase accounting principles, interest expense attributable to acquisition financing and exposure to foreign currency fluctuations.

Results Of Operations

     The table below sets forth Seminis’ results of operations data expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

	(Unaudited)		(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	9.6	47.8	44.4	56.8

Research and development expenses	12.4	12.7	11.8	11.4

Selling, general and administrative expenses	51.4	53.9	43.2	42.7

Amortization of intangible assets	6.4	6.5	6.2	5.9

Loss from operations	(60.6)	(25.3)	(16.8)	(3.2)

Interest expense, net	(10.3)	(7.4)	(9.0)	(5.8)

Other non-operating expense, net	(1.9)	8.4	(0.7)	2.0

Loss from continuing operations before income taxes	(72.8)	(24.3)	(26.5)	(7.0)

Income tax benefit	12.2	7.5	4.0	2.1

Net loss	(60.6)%	(16.8)%	(22.5)%	(4.9)%

Nine Months Ended June 29, 2001 Compared With Nine Months Ended June 30, 2000

Net Sales

     Net sales decreased 11.2% to $339.2 million for the nine months ended June 29, 2001 from $382.2 million for the same period ended June 30, 2000. The decrease primarily reflects a change in the company strategy from actively pursuing market share in fiscal year 2000, to reducing costs and improving cash flow and profitability in this fiscal year. Other factors include loss of sales due to the divestiture of non-core businesses, climatic problems in Korea and certain regions of Europe and the effect of currency fluctuations. The Euro and the South Korean Won weakened during the nine months of fiscal year 2001 and were weaker overall compared to the same period of fiscal year 2000. In constant dollars, and excluding the effect of businesses divested, sales decreased 2.7% to $354.6 million for the nine months of fiscal year 2001 from $364.2 million in the same period of fiscal year 2000. Geographically, sales decreased the sharpest in Europe and the Far East while in South America/Australia/New Zealand and North America, sales improved. The Company’s business is subject to seasonal fluctuations; therefore, the sales for this period are not necessarily indicative of those to be expected in any other interim period or for an entire fiscal year.

Gross Profit

     Gross profit decreased 30.5% to $150.7 million for the nine months ended June 29, 2001 from $216.9 million for the nine months ended June 30, 2000. Gross margin decreased to 44.4% for the nine months ended June 29, 2001 from 56.8% for the nine months ended June 30, 2000. The decrease was primarily due to the Company’s initiative to improve overall seed quality by imposing more stringent quality standards and to rationalize the Company’s product portfolio that resulted in a $58.2 million non-cash inventory write-off this period. There was a non-cash inventory write-off of $6.4 million in the prior year. Excluding these non-cash inventory write-offs, the gross margin would have been 61.6% this year compared to 58.4% last year.

Research and Development Expenses

     Research and development expenses decreased 8.8% to $39.9 million for the nine months ended June 29, 2001 from $43.7 million for the nine months ended June 30, 2000. The decrease was due to an approximate $2.0 million charge related to Seminis’ research incentive program recorded in the first half of fiscal year 2000. The final installment of this program was made in the second quarter of fiscal year 2000. The decrease was also a result of personnel reduction from the Global Restructuring and Optimization Plan and currency fluctuations from research and development operations in Europe during fiscal year 2001.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 10.2% to $146.5 million for the nine months ended June 29, 2001 from $163.1 million for the nine months ended June 30, 2000. The decrease was primarily the result of headcount reductions following the implementation of the Global Restructuring and Optimization Plan and, in part, the impact of currency fluctuations. Furthermore, the divestiture of certain non-core businesses accounted for $5.7 million of the decrease. The decrease was partially offset by $3.0 million of facility moving costs, $3.8 million of consulting fees due to restructuring initiatives, and approximately $1.3 million based on current market value of Common Stock for a newly established employee stock plan in fiscal year 2001. A restructuring charge of $12.0 million that related to the ongoing Global Restructuring and Optimization Plan was taken this year versus a similar charge of $14.0 million taken in the prior year. Both charges were incurred for severance and related costs following announced headcount reductions.

Amortization of Intangible Assets

     Amortization of intangible assets decreased 6.0% to $21.1 million for the nine months ended June 29, 2001 from $22.5 million for the nine months ended June 30, 2000. The decrease was primarily due to the effect of latter stages of accelerated amortization of intangible assets related to purchase accounting. Furthermore, the decrease was attributable to the currency impact from the devaluation of the South Korean Won on Korean based intangible assets. The decrease was partially offset by the increase in intangible asset amortization in the U.S.

Interest Expense, Net

     Interest expense, net, increased 37.5% to $30.6 million for the nine months ended June 29, 2001 from $22.2 million for the nine months ended June 30, 2000. The increase was primarily due to higher effective interest rates in the current period compared to the same period last fiscal year. Furthermore, the increase was due to the acceleration of deferred financing cost amortization related to the Company’s credit facility. The acceleration was a result of the advancement of the maturity date of the term loan.

Other Non-Operating Income (Expense), Net

     Seminis had other non-operating expense, net, of $2.4 million for the nine months ended June 29, 2001 as compared to $7.6 million income for the nine months ended June 30, 2000. Other non-operating expense, net, for the nine months ended June 29, 2001 primarily consisted of a foreign currency loss of $2.1 million resulting from a U.S. dollar denominated loan at SVS Holland and other expense resulting from the loss on sale of fixed assets. Other non-operating income, net, for the nine months ended June 30, 2000 included a foreign currency loss of $3.2 million and other income of $10.8 million primarily relating to the gain on the asset sale of MBS, a soybean subsidiary.

Income Tax Benefit

     Income tax benefit was $13.4 million for the nine months ended June 29, 2001 compared to income tax benefit of $8.1 million for the nine months ended June 30, 2000. The increase in income tax benefit was the result of a higher loss before income taxes related to the aforementioned factors and the mix of worldwide income tax rates.

Three Months Ended June 29, 2001 Compared With Three Months Ended June 30, 2000

Net Sales

     Net sales decreased 6.9% to $106.4 million for the three months ended June 29, 2001 from $114.4 million for the same period ended June 30, 2000. The decrease primarily reflects a change in the company strategy from actively pursuing market share in fiscal year 2000, to reducing costs and improving cash flow and profitability in this fiscal year. Other factors include loss of sales due to the divestiture of non-core businesses, climatic problems in Korea and certain regions in Europe and the effect of currency fluctuation. The Euro and the South Korean Won weakened during the third quarter of fiscal year 2001 and were weaker overall compared to the same period of fiscal year 2000. In constant dollars, and excluding the effect of businesses divested, sales increased 2.5% to $111.4 million for the third quarter of fiscal year 2001 from $108.6 million in the same period of fiscal year 2000. Geographically, sales decreased the sharpest in Far East and Europe while in North America & South America, sales increased. The Company’s business is subject to seasonal fluctuations; therefore, the sales for the third quarter of a fiscal year are not necessarily indicative of those to be expected in any other interim period or for an entire fiscal year.

Gross Profit

     Gross profit decreased 81.3% to $10.2 million for the three months ended June 29, 2001 from $54.7 million for the three months ended June 30, 2000. Gross margin decreased to 9.6% for the three months ended June 29, 2001 from 47.9% for the three months ended June 30, 2000. The decrease was primarily due to the Company’s initiative to improve overall seed quality by imposing more stringent quality standards and to rationalize the Company’s product portfolio that resulted in a non-cash inventory write-off of $53.9 million this period. There was a non-cash inventory write-off of $6.7 million in the prior year. Excluding these non-cash inventory write-offs, the gross margin would have been 60.2% this year compared to 53.7% last year.

Research and Development Expenses

     Research and development expenses decreased 8.7% to $13.3 million for the three months ended June 29, 2001 from $14.5 million for the three months ended June 30, 2000. The decrease was primarily due to personnel reduction from the Global Restructuring and Optimization Plan and currency fluctuations from research and development operations in Europe in fiscal year 2001.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 11.3% to $54.7 million for the three months ended June 29, 2001 from $61.7 million for the three months ended June 30, 2000. The decrease was primarily due to the impact of headcount reductions following the implementation of the Global Restructuring and Optimization Plan and, in part, due to currency fluctuations. Furthermore, the divestiture of certain non-core businesses accounted for $1.5 million of the decrease. The decrease was partially offset by $0.5 million of facility moving costs, $1.3 million of consulting fees due to restructuring initiatives, and approximately $1.3 million based on current market value of Common Stock for a newly established employee stock plan in fiscal year 2001. A restructuring charge of $12.0 million that related to the ongoing Global Restructuring and Optimization Plan was taken this quarter compared to a similar charge of $13.4 million taken in the same quarter of the prior year. Both charges were incurred for severance and related costs following announced headcount reductions.

Amortization of Intangible Assets

     Amortization of intangible assets decreased 8.9% to $6.8 million for the three months ended June 29, 2001 from $7.5 million for the three months ended June 30, 2000. The decrease was primarily due to the effect of latter stages of accelerated amortization of intangible assets related to purchase accounting. Furthermore, the decrease was attributable to the currency impact from the devaluation of the South Korean Won on Korean based intangible assets. The decrease was partially offset by the increase in intangible asset amortization in the U.S.

Interest Expense, Net

     Interest expense, net, increased 29.6% to $11.0 million for the three months ended June 29, 2001 from $8.5 million for the three months ended June 30, 2000. The increase was primarily due to higher effective interest rates in the current period compared to the same period last fiscal year. Moreover, the increase was also due to the acceleration of deferred financing cost amortization related to the Company’s credit facility. The acceleration was a result of the advancement of the maturity date of the term loan.

Other Non-Operating Income (Expense), Net

     Seminis had other non-operating expense, net, of $2.0 million for the three months ended June 29, 2001 as compared to other non-operating income, net, of $9.5 million for the three months ended June 30, 2000. Other non-operating expense, net, for the three months ended June 29, 2001 included a foreign currency loss of $1.6 million and other expense of $0.5 million primarily related to the sale of fixed assets. The foreign currency loss is primarily due to a loss recorded by SVS Holland on its U.S. dollar denominated loan. Other non-operating income, net, for the three months ended June 30, 2000 includes a foreign currency loss of $0.5 million and other income of $10.0 million primarily relating to the gain on the asset sale of MBS, a soybean subsidiary.

Income Tax Benefit

     Income tax benefit increased 51.4% to $13.0 million for the three months ended June 29, 2001 from $8.6 million for the three months ended June 30, 2000. The increase in income tax benefit was the result of a higher loss before income taxes related to the aforementioned factors and the mix of worldwide income tax rates.

Seasonality

     The seed business is highly seasonal. Generally, net sales are highest in the second fiscal quarter due to increased demand from Northern Hemisphere growers who plant seed in the early spring. Seminis recorded 39.3% of its fiscal year 2000 net sales during its second fiscal quarter. Seminis has historically operated at a loss during the first and third fiscal quarters due to lower sales during such quarters. Seminis’ results in any particular quarter should not be considered indicative of those to be expected for a full year.

Liquidity and Capital Resources

     In April 2001, the Company submitted its financial plan to its lenders under its syndicated credit facility, detailing operating initiatives that reduce existing infrastructure and working capital requirements. Additionally, the plan identified alternative sources of capital to repay the bank debt within newly defined terms, which may include the sale of non-strategic assets, debt refinancing and additional equity infusions.

     On May 31, 2001, the Company’s lenders agreed with the financial plan and the terms to restructure the Company’s $310.0 million credit facility. Under the revised maturity schedule of the amended credit agreement, long-term portions of borrowings have been reclassified from current liabilities to long-term debt. The amendment extended the final maturity of the credit facility from the previously agreed on date of June 30, 2002 to December 31, 2002, with interim principal payments of $35.0 million due in the remainder of calendar year 2001 and $49.0 million in calendar year 2002. The Company expects to fund these principal payments through improved operating cash flows and the sale of non-strategic assets. The amended credit agreement bears interest according to a grid pricing formula based on the achievement of specified debt levels with current interest at the prime rate plus 2.5%. Under the terms of the amended credit agreement, the Company believes it will be able to satisfy all revised covenants ratios during the remaining term of the agreement. The Company is continuing to pursue its efforts of finding alternative sources of capital to improve its capital structure and repay the bank debt.

     At June 29, 2001, the Company was in compliance will all of its financial covenants and obligations under the amended credit agreement. At September 30, 2000, December 29, 2000 and March 30, 2001, the Company was not in compliance with minimum interest coverage and maximum debt ratio covenants and therefore, outstanding borrowings under this facility were classified as a current liability as of September 30, 2000, December 29, 2000, and March 30, 2001. As disclosed in the past, these factors had raised doubt about the Company’s ability to continue as a going concern; however, management believes the current operating initiatives and the amended credit agreement have mitigated this uncertainty and as a result long-term portions of borrowings under the syndicated agreement have been classified to long-term debt.

     The Company has made significant strides in the enhancement of its cash flow. As a result of the Global Restructuring and Optimization Plan, headcount has been reduced by 18% since August 2000, products portfolio has been streamlined and certain non-strategic assets were sold. During the third quarter of fiscal year 2001, the Company sold its properties in Saticoy, California, Filer, Idaho and Vineland, New Jersey as part of its efforts to reduce and consolidate operation and production facilities. Additionally, the Company reduced its bank debt during the quarter by $11.5 million. The reduction of operating expenses and the improved third quarter cash flow performance attest to the positive strides the Company has made as a result of the initiatives. Further savings are expected at the completion of the aforementioned plan that will strengthen the cash position of the Company.

     Net cash used in operating activities decreased to $29.7 million for the nine months ended June 29, 2001 compared to $53.1 million for the nine months ended June 30, 2000 mainly due to improvements in overall working capital partially offset by costs related to restructuring and non-recurring expenses related to the Global Restructuring and Optimization Plan.

     Capital expenditures decreased to $7.6 million for the nine months ended June 29, 2001 from $32.7 million for the nine months ended June 30, 2000. The decrease was primarily due to a substantial portion of the investment in Seminis’ new headquarters and production facility being incurred in fiscal year 2000, resulting in a significant decrease in overall capital expenditures in the nine months ended June 29, 2001. Other investing activities for the nine months ended June 29, 2001 also included approximately $7.1 million in proceeds from the sale of non-operating assets.

     Liquidity and Capital Resources — Continued

     In October and November 2000, Seminis received $31.9 million and $14.0 million respectively, of additional capital contribution from Savia. Through the nine months ended June 29, 2001, $3.2 million of accrued dividends pertaining to this transaction have been recorded.

     Seminis’ total indebtedness as of June 29, 2001 was $359.8 million, of which $308.5 million were borrowings under the current credit agreement. Additionally, $16.7 million, $7.7 million, $5.5 million, $4.2 million, and $10.9 million were borrowings by the United States, Chilean, Italian, Spanish, and Korean subsidiaries, respectively, and $6.3 million were borrowings primarily by other foreign subsidiaries.

     Seminis’ exposure to foreign currency fluctuations is primarily foreign currency gains or losses that occur from intercompany loans between Seminis and its foreign subsidiaries and the U.S. dollar denominated loan, originated by SVS Holland, B.V., a foreign subsidiary of Seminis. Seminis does not have any material outstanding hedging contracts as of June 29, 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our market risk disclosures set forth in the 2000 Form 10-K have not changed significantly through the third quarter ended June 29, 2001.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is involved, from time to time, as a defendant in various lawsuits arising in the normal course of business. Seminis believes that no current claims, individually or in the aggregate, will have a material adverse effect on Seminis’ business, results of operations, or financial condition.

     Since our 2000 Form 10-K filed December 29, 2000 there have been no material changes in legal proceedings discussed in such Form 10-K.

Item 6. Exhibits and Reports on Form 8-K

     The Company did not file any reports on Form 8-K for the quarter ended June 29, 2001.

Exhibit Index

Exhibit
Number	Description

(a)1	Form of Underwriting Agreement

(c)2	Merger Agreement by and between Seminis, Inc., an Illinois corporation and Seminis, Inc., a Delaware corporation

(c)3.1	Certificate of Incorporation

(c)3.2	Certificate of Designations of Class A Mandatorily Redeemable Preferred Stock and Class B Mandatorily Redeemable Preferred Stock of Seminis, Inc.

(c)3.3	Certificate of Designations of Class C Redeemable Preferred Stock of Seminis, Inc.

(c)3.4	By-Laws

(c)4.1	Form of Class A Common Stock Certificate

(a)4.2	Registration Rights Agreement by and among Seminis, Inc. and certain shareholders of Seminis, dated October 1, 1995

(c)5	Opinion of Milbank, Tweed, Hadley & McCloy LLP

(a)10.1	Seminis, Inc. 1998 Stock Option Plan

(b)10.2	Amended and Restated Seminis, Inc. 1998 Stock Option Plan

(a)10.3	Share Subscription Agreement by and between Seminis, Inc. and Hungnong Seed Co., Ltd., dated June 12, 1998

(c)10.4	Form of New Credit Facility among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of June 28, 1999

(c)10.5	Form of Letter Agreement between Savia, S.A. de C.V. and Seminis, Inc. dated as of June 21, 1999

(d)10.6	Second Amendment and Waiver to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of June 29, 2000, effective March 31, 2000

(d)10.7	Security Agreement Re: Accounts, Inventory and General Intangibles among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of June 29, 2000

(e)10.8	Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of September 30, 2000, effective September 30, 2000

(d)10.9	Extension of Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of December 30, 2000, effective December 30, 2000

(f)10.10	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of December 29, 2000, effective December 29, 2000

(g)10.11	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of April 30, 2001, effective April 30, 2001

(h)10.12	Third Amendment and Waiver to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Saving Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of May 31, 2001 effective May 31, 2001.

(b)21	Subsidiaries of Registrant

27.1	Financial Data Schedule

(a)	Incorporated by reference to Seminis’ Form S-1 filed on February 11, 1999.

(b)	Incorporated by reference to Seminis’ Amendment No. 2 to Form S-1 filed on May 27, 1999.

(c)	Incorporated by reference to Seminis’ Amendment No. 3 to Form S-1 filed on June 21, 1999.

(d)	Filed with the June 30, 2000 Form 10Q.

(e)	Filed with the September 30, 2000 Form 10K.

(f)	Filed with the December 29, 2000 Form 10Q.

(g)	Filed with the March 30, 2001 Form 10Q.

(h)	Filed with this Form 10Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001	SEMINIS, INC.

/s/ Eugenio Najera Solorzano

Eugenio Najera Solorzano President (Principal Executive Officer)

/s/ Gaspar Alvarez Martinez

Gaspar Alvarez Martinez Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)