Form 10-K
period 2001-09-30
SEMINIS INC
filed 2002-01-14
CIK 1078259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-K
                                ----------------

  (MARK ONE)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001,

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of Seminis, Inc. as of December 17, 2001 was approximately $17.5 million.

    The number of shares outstanding of the registrant's Class A Common Stock, par value $0.01 per share and Class B Common Stock, par value $0.01 per share, as of December 17, 2001 was 14,681,878 and 45,142,508 shares, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Annual Meeting of Stockholders of Seminis, Inc. are incorporated by reference into Part III hereof.

================================================================================

                                  SEMINIS, INC.

                             FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                                                PART I

Item 1.    Business......................................................................................  3
Item 2.    Properties.................................................................................... 13
Item 3.    Legal Proceedings............................................................................. 14
Item 4.    Submission of Matters to a Vote of Security Holders........................................... 14
Item 4A.   Executive Officers of the Registrant.......................................................... 15

                                                PART II

Item 5.    Market Price of the Registrant's Common Equity and Related Stockholder Matters................ 16
Item 6.    Selected Consolidated Financial Data.......................................................... 16
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations......... 18
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.................................... 25
Item 8.    Financial Statements and Supplementary Data................................................... 25
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......... 25

                                                PART III

Item 10.   Directors and Executive Officers of the Registrant............................................ 26
Item 11.   Executive Compensation........................................................................ 26
Item 12.   Security Ownership of Certain Beneficial Owners and Management................................ 26
Item 13.   Certain Relationships and Related Transactions................................................ 26

                                                 PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................... 27
Exhibit Index............................................................................................ 28
Signatures............................................................................................... 30

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

    Seminis produces more than 60 species and 4,000 vegetable and fruit seed products. Seminis markets its seeds through three full-line brands -- Asgrow, Petoseed, and Royal Sluis -- and five specialty and regional brands. The product lines marketed under these brands cover most species of vegetables and fruits, including beans, beets, broccoli, Brussels sprouts, cabbage, carrots, cauliflower, celery, Chinese cabbage, cucumbers, eggplant, leeks, lettuce, melons, onions, peas, peppers, pumpkin, radish, spinach, squash, sweet corn, tomatoes, and watermelon.

    Seminis has established a worldwide presence and global distribution system. Seminis markets seeds in over 120 countries, has 30 research and development facilities, 29 screening farms in 19 countries and production sites in over 25 countries. This allows Seminis to remain close to local markets around the world, adapt its products to any microclimate and meet the preferences of local consumers.

    Seminis was incorporated in 1999 under Delaware law and is the successor to an Illinois corporation, Seminis, Inc., organized in 1994. The Company's principal executive offices are located at 2700 Camino Del Sol, Oxnard, CA 93030-7967 (telephone (805) 647-1572) and its Internet address is http://www.seminis.com.

                                INDUSTRY OVERVIEW

    Over the past several decades, improvements in farm productivity have allowed the agricultural industry to keep pace with growing food demand. While many of the steps in agriculture -- tilling, planting and harvesting -- have shown evolution over time, yield-enhancing technologies such as mechanization and the use of hybrid seed and crop protection chemicals have allowed farmers to meet the ever-growing demand for food. More recently, traditional breeding and agritechnology application have opened a window of opportunity for the seed industry to capture value through new business models transitioning from suppliers of raw material (seeds) to growers, to the proposition of valuable traits and characteristics of produce to consumers.

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

    The world's vegetable and fruit seed industry, with its unique combination of nutritional benefits, local market adaptability, yield enhancing technologies, year-round availability and streamlined production and distribution system, is positioned to meet the world's growing need for healthy and nutritious food products. Seminis' development of seeds that produce disease-resistant, higher-yielding and healthier vegetables and fruits are of growing importance for regional and global markets because of expected increasing consumption of vegetables and fruits, along with a steady increase of harvested land in vegetables and fruits.

                                    STRATEGY

    Seminis' vision is to apply appropriate use of technology to vegetable and fruit seeds to enhance profitability throughout the vegetable and fruit production and distribution chain. To realize this vision, Seminis expects to capitalize on its competitive strengths, which include its ability to consistently introduce new technology through product innovation, a strong germplasm bank, well-established brand names and a worldwide distribution system. Seminis distinguishes itself from its competitors by having a global strategy that addresses local needs. Seminis intends to enhance its leadership position in the global vegetable and fruit seed industry by expanding its existing product lines and introducing high-quality, technologically innovative seeds tailored to local preferences. To implement these strategies, Seminis plans to:

    - Enhance our leadership position in worldwide vegetable and fruit seed market -- Seminis is the global leader in the vegetable and fruit seed business with $420.5 million in net seed sales during fiscal year 2001.

    - Expand our technology leadership position through continuous new product innovations -- Seminis' new product development efforts utilize plant breeding as its primary source of new products. While the company invests in biotechnology research, less than 1% of its sales come from genetically modified seeds. Seminis believes that over the long-term biotechnology will be an important contributor of earnings to the company. In 2001, Seminis was awarded 5 US patents.

    - Capture enhanced value created by proprietary seeds -- As a result of its innovative new product development efforts, Seminis has continued to introduce new products that reduce input costs to growers and provide enhanced consumer value.

VALUE CAPTURE STRATEGY

     Seminis is in the process of implementing a global strategy to capture value. It will leverage its worldwide germplasm base to create synergies amongst previously separated breeding programs. R&D and sales efforts will be focused on products and markets that offer the most potential. Special emphasis will be given to properly priced current and new product pipeline of Seminis.

     The development of seeds that produce pest-resistant, higher yielding vegetables and fruits with better nutritional value is of growing importance because of expected increases in consumption of vegetables and fruits, and increased health consciousness. By using vegetable and fruit seeds that resist diseases and insects, growers will increase their yield and save significant costs by increasing the efficiency of use (cost/yield) of other farm inputs, such as agricultural chemicals and labor. Processors and distributors benefit from products with longer shelf life and/or reduced spoilage, sugar and solids content, etc. Consumers benefit from healthier, tastier vegetables and fruits that last longer and offer ready-to-eat convenience. Seminis attempts to enhance its profitability by expanding the global vegetable and fruit seed market and capturing a premium price for the benefit its products create throughout the production and distribution chain.

     Over the last year, Seminis has reviewed its regional product strategy leveraging on brand recognition and breeding track record, while optimizing its infrastructure in sales teams and streamlining its pipeline from over 6,000 products in FY2000 to just over 4,000 in FY2001. Seminis also initiated the implementation of a value capture process to improve the global management and profitability of Seminis' current product lines by bringing together multiple functional disciplines to identify, create and capture the growth possibilities and added-value potential offered by the industry.

     Seminis believes it is well positioned to increase its growth rate and profitability by capturing value from the vegetables and fruits value chain. According to the Food and Agriculture Organization, worldwide area harvested for vegetables and melons has been growing three times faster than other field crops such as corn, cotton, wheat, with growth accelerating in the last decade to 3.2% CAGR. Additionally consumption of vegetables and melons has been increasing at a higher pace, growing in the last decade to 3.8% CAGR.

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

BRAND STRATEGY

    Through its customer-focused, brand strategy, Seminis provides choices to growers with respect to product, price, promotion and service. It also advances Seminis' goal of providing growers with information to enable growers to anticipate change in consumer trends rather than reacting to them. Seminis has three full-line brands, Asgrow, Petoseed and Royal Sluis, each with its own identity and positioning. Each brand through the years, has featured important products in different regions and market segments, establishing highly valued brand identity, which is being leveraged in the continuous introduction of new products. Seminis also markets five specialized or regional brands, which enable the Company to respond quickly to changing market needs, dietary preferences or regional growing practices. These brands may focus on specialized growing practices, such as greenhouse or protected culture, specific customer segments within a sub-market, such as large lettuce growers in the southwestern United States, or regional and cultural preferences, such as Asian vegetables or fruited crops for the Middle East. With differentiated Seminis brands, growers can exercise their options for choice while staying within the Seminis family. Seminis believes that it can maintain and reinforce its competitive advantage through the careful positioning of its brands.

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

                               SALES AND MARKETING

    Seminis' product sales are widely diversified geographically, with Europe representing the largest percentage of total sales outside of North and Central America. The table below illustrates the breadth of Seminis' products and sales for each geographic region.

                    FISCAL YEAR 2001 NET SEED SALES BY REGION

                                                                            AS A PERCENTAGE
                                                        FISCAL YEAR 2001       OF TOTAL
GEOGRAPHIC REGION                                        NET SEED SALES     NET SEED SALES
-----------------                                       ----------------    ---------------
                                                         (IN MILLIONS)
North and Central America .......................            $160.6              38.2%
Southern Europe .................................              79.2              18.8
Northern and Eastern Europe .....................              41.1               9.8
Middle East and Africa ..........................              37.8               9.0
South America/Australia & New Zealand ...........              43.9              10.4
Asia/Rest of World ..............................              57.9              13.8
                                                             ------            ------
                                                             $420.5             100.0
                                                             ======            ======

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

    Seminis sells its brands worldwide by using a wide range of distribution strategy involving direct sales, dealers, distributors and importers. Largely driven by local market needs, Seminis' distribution strategy for each geographic region is designed to maximize the market penetration of its brands. As a result of the new strategic plan implemented in November 1999, Seminis' brands in North America are being sold through a unified sales force and distributed primarily through a dealer network throughout most of North America, while in the South East US, as well as to specialty customers, sales are primarily directed to the grower/shipper. In Europe, Royal Sluis, Petoseed and Asgrow are typically sold through dealers and sales agents. In the Middle East, Petoseed is Seminis' top brand and is sold through distributors.

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

    In agronomic crops such as corn, cotton, soybeans, wheat and rice, the consolidation has been led by major agrochemical/biotechnology companies such as Monsanto, Dow, DuPont and recently Bayer. These companies have invested in the seed industry to access delivery systems for their biotechnology products. Access to the best available germplasm has become a key competitive priority in the industry. In vegetable and fruit crops, access to germplasm is an equally important competitive issue. The company with access to the best available germplasm will have the strongest position in the delivery system for future generations of biotechnology products.

ACQUISITION PHASE

    Seminis' core business was created through the acquisition of the Asgrow seed business from the Upjohn Company in December 1994 and the subsequent combination of the Asgrow business with the Petoseed and Royal Sluis businesses in October 1995. Each of these full line brands has a long history - Asgrow for 145 years, Petoseed for 51 years and Royal Sluis 174 years.

    Seminis has been in the forefront of the consolidation of the vegetable and fruit seed industry and has completed ten acquisitions since its formation in 1994. Seminis has used acquisitions as a cost efficient way to gain access to or ownership of key technologies, patents and germplasm collections, to add developed and proven products to its portfolio and to enter new and established markets. During fiscal 1994, Seminis acquired Asgrow Seed Company from Upjohn and in 1995, it was merged with Petoseed and Royal Sluis. In 1997 Seminis acquired Seneca, a company that focused on hybrid sweet corn for the United States and Canadian markets and a 20% interest in Yates Vegetable Seed Company, that placed its focus in the business of cauliflower, lettuce and onions for the Australian, European and North American markets. Yates also distributed the Asgrow and Genecorp brands in Australia. In fiscal 1998 Seminis completed four acquisitions, including the purchase of a 50% stake in LSL PlantScience LLC to add a new line of tomato varieties, the acquisition of two South Korean companies, Hungnong Seed Co., Ltd. and Choong Ang Seed Co., Ltd., to enhance its product lines for the Asian market, and the acquisition of Nath Sluis to broaden its product lines in India. In November 1998, Seminis acquired the seed business of Sementes Agroceres, S.A., a Brazilian company, to strengthen its presence and product lines in South America.

    The rapid growth through acquisitions created a highly complex operation that impacted the Company's results. An increasing inventory and accounts receivable as well as production and quality assurance were some of the main problems that the company confronted at that stage. Given Seminis' current situation, the company established concrete plans to accelerate the integration and consolidation process. This would be achieved by implementing a day-by-day production and operation control system and establishing information systems and procedures aimed at integrating acquisitions, leveraging their synergies and increasing overall control.

INTEGRATION PHASE

    Upon the acquisitions, Seminis began a process to integrate the companies and develop a Seminis culture. The main focus was to build a management team, stabilize the brands and link research with the market. Seminis also began the development of key managerial systems and the implementation of SAP. To date SAP has been implemented in the U.S., Holland, France, Belgium, Germany and it is under evaluation in Spain and Italy. Seminis has also developed key systems, unique to the industry, for the management of seed production, operations and sales forecasting.


GLOBAL OPTIMIZATION PHASE

    During fiscal 2000, Seminis initiated the consolidation phase and launched the Global Restructuring and Optimization Plan aimed at cost reduction, worldwide inventory management, rationalization of facilities and products and divestiture of non-operating and non-strategic assets.

    In August of fiscal 2000, Seminis changed its operating management. Under the new leadership, Seminis rapidly restructured to a more horizontal organization, narrowing and deepening the scope of each operational area through a more focused organization. The main focus of the organization was immediately shifted away from a market share growth strategy to a cash flow and profitability orientation.

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

    Seminis currently owns or has pending over 160 patents in such areas as virus resistance, product quality, breeding technology, gene expression, cell selection and resistance genes. A total of 5 patents were issued in FY2001. In addition, Seminis has protected more than 403 varieties under plant variety protection laws and has applications pending on an additional 171 varieties.

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

PRODUCT DEVELOPMENT PLATFORM

    Seminis conducts research and development activities in 59 locations throughout the world, including 17 in North America, 13 in Europe, 2 in the Middle East, 4 in South America and 23 in Asia. By diversifying its research and development geographically, Seminis is able to take advantage of local breeding resources and many different microclimates. It is also better able to tailor its products to local tastes and preferences.

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

    Seminis believes it has the largest research and development staff in the vegetable and fruit seed industry, with over 715 full-time people employed in research and development functions, including over 119 professionals with Ph.D. or M.S. degrees, including 90 plant breeders, 13 biotechnologists and 16 pathologists. Seminis' plant breeding staff is structured by groups of related crops (families). Within each family, breeding is further structured by species to enhance product development efficiencies and adequately respond to changing consumer demands and preferences. All plant breeders have access to technology developed from Seminis' biotechnology, biochemistry and pathology laboratories. Seminis fosters competition among its brands and breeders to ensure that new product development is achieved in an aggressive timeframe.

GERMPLASM

    Seminis owns what it believes is the largest vegetable and fruit germplasm bank in the world. Seminis' germplasm bank is its key strategic asset. Germplasm, Seminis' bank of genetic information, is contained in millions of seeds. These seeds capture the characteristics of vegetables and fruits grown for Seminis' customers in different regions of the world, including input traits, such as resistance to pests and adverse weather conditions, and output traits, such as crop yield, color, texture, flavor and ready-to-eat convenience. This extensive germplasm resource is extremely difficult to replicate, having been developed through more than 100 years of intensive research and development efforts.

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

                             STRATEGIC RELATIONSHIPS

    Seminis actively seeks access to technology applicable to vegetables and fruits from companies, research institutions and leading universities. Either directly or through Savia, majority owner of Seminis, the Company has over 100 technology agreements providing it access to germplasm, genes, technology, patents and proprietary knowledge. Seminis' major strategic relationships include technology agreements with Monsanto, the John Innes Center, Bionova Holding Corporation, an affiliate of Savia, and Mendel Biotechnology, Inc. As a result of its broad technology alliances, Seminis has relative freedom to operate in the vegetable and fruit seed market.

    Monsanto Technology Collaboration Agreement. Monsanto is a worldwide manufacturer and seller of a diversified line of agricultural products, nutrition and consumer products and pharmaceuticals, with leading agricultural biotechnology. Monsanto has made significant investments in the development of technologies useful in the identification, transfer and expression of genes in plants. Monsanto and Savia executed a worldwide, non-exclusive agreement in January 1997, which provides Seminis access to Monsanto biotechnology applied to vegetables and fruits. Seminis gains early insight into new technologies being developed by Monsanto for agronomic crops that can also improve the input and quality characteristics of vegetables and fruits.

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

    John Innes Center Technology Agreement. The John Innes Center and Sainsbury Laboratory are premier agricultural research institutions located in Norwich, England. John Innes has built a substantial technology position for traits involved in improving plant yield, quality and growth characteristics of vegetable crops. On December 1, 1997, John Innes and Savia entered into a five-year agreement which provides Savia and its affiliates with access to significant plant disease control technology that will improve its capability to develop broad fungal disease resistance and enhanced nutritional and health benefits from vegetables.

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

    Seminis has its main processing facilities in California, Idaho/Washington, Chile, and the Netherlands, and auxiliary processing centers in New Zealand, Hungary, and South Korea. The location of seed processing centers is intended to facilitate the flow of seed from production areas to major markets. Seminis' planning department utilizes a specially designed logistics system, which integrates the planning functions in production, operations and sales. The implementation of this system has provided real time information about inventory from crop in ground to finished and available inventory for sales over a four-year time horizon. Using better information systems and efficient capacity utilization, Seminis expects to complete the consolidation and rationalization of its operations over the next year.

                                QUALITY ASSURANCE

    The mission of the Quality Assurance program is to ensure that Seminis' products and services perform at a level of excellence that meets or exceeds the expectations of the Company's internal and external customers. Quality Assurance oversees an extensive program that is designed to build quality into the seed, beginning at the breeder level, continuing through production, processing and sale of the commercial seed. The Product Quality Evaluation group conducts extensive fieldwork in molecular purity, hybridity and identity analysis, germination and physical purity evaluations and in testing the general health of the seed. The Product Quality Improvement group works closely with Operations, Production, Inventory Management and Customer Service to build in the quality of the seed from the very beginning. This goal is accomplished by defining procedures, guidelines and criteria to be applied along the process, as well as monitoring the correct application. Also included are field inspections, monitoring seed conditioning and treatment processes, and ensuring the proper allocation of seed. The program also interfaces with the customers to ensure their satisfaction with our products and services. The recently created Quality Intelligence Center focuses on gathering, organizing, analyzing and supplying quality related information to all the areas involved in the supply chain. Through this Center, Seminis capitalizes on the experience and historical information available to the Company across regions and functions. The three groups, Product Quality Evaluation, Product Quality Improvement and Quality Intelligence Center, work in conjunction to create a strong Quality Assurance program that accomplishes its mission to benefit Seminis and its customers.

                                   COMPETITION

    Seminis faces direct competition from technological advances by competitors such as other seed companies, chemical and pharmaceutical companies and biotechnology companies, many of which have substantially greater resources than Seminis. To remain competitive, Seminis expends 10% of its revenue in research and development and strives to maintain technological alliances.

                              INTELLECTUAL PROPERTY

    Seminis uses a wide array of technological and proprietary processes to enhance its germplasm and product development programs. These technologies and proprietary processes enable Seminis to create novel product concepts and reduce the time to market by, in many cases, two to five years. Seminis files for patents on technology that is patentable, although it does not file for patents on all potentially patentable technologies. Seminis currently owns or has pending patents in such areas as virus resistance, product quality, breeding technology, gene expression, cell selection and resistance genes, including 43 issued or allowed patents in Australia, Canada, France, Germany, Great Britain, Italy, the Netherlands, South Africa, and the United States. Seminis currently has 126 patent applications filed, or pending, in Argentina, Australia, Brazil, Canada, Chile, China, the European Union, Hungary, India, Indonesia, Israel, Japan, Mexico, New Zealand, Romania, South Korea, Saudi Arabia, Spain, Thailand, Turkey, Ukraine and the United States.

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

    In many countries, including the United States, the European Union and Japan, plant varieties can be protected under laws which grant rights to plant breeders to protect their seeds, including the right to prevent third parties from importing or exporting, storing, processing, reproducing or selling protected varieties within the territory of protection. Seminis has protected 403 plant varieties under plant variety protection certificates or plant variety right certificates in the United States, the European Union, and other countries. Seminis has filed another 171 applications for plant variety protection in the United States and the European Union.

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

REGISTRATION PROCESS

    Variety registration varies from country to country, but generally each variety must be phenotypically unique. That is, the size, color, maturity and quality must be verifiably different from the varieties that already exist in the market. Once a variety is registered it cannot be changed. In the United States, the registration process is voluntary and determination that a variety is unique is left to the breeder. In Europe, and many other countries, the registration process is regulated and determination of uniqueness is made in official trials.

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

EMPLOYEES

    As of September 30, 2001, Seminis had approximately 2,993 employees. Seminis believes it has good relations with its employees.

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

    Seminis conducts its research primarily at 6 company-owned research centers in France, Italy, South Korea, the Netherlands and the United States. Seminis owns 43 and leases 18 additional research facilities.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table shows our current executive officers and their areas of responsibility. Biographies are included after the table.

       NAME                                   AGE                                TITLE
       ----                                   ---                                -----
       Alfonso Romo Garza...................   51   Director, Chairman of the Board and Chief Executive Officer
       Eugenio Najera Solorzano.............   54   Director, President and Chief Operating Officer
       Gaspar Alvarez Martinez..............   46   Vice President and Worldwide Corporate Comptroller
       Enrique Fernando Osorio Lopez........   50   Vice President of Treasury, Investor Relations and Information Technology
       Jorge Barrera Gutierrez..............   63   Secretary

    Alfonso Romo Garza has been the Chairman of the Board of Seminis since October 1995 and Chief Executive Officer of Seminis since January 1, 2000. Mr. Romo has been Chief Executive Officer of Pulsar Internacional, S.A. de C.V., an affiliate of Savia, since 1984. Mr. Romo has also been the Chairman of the Board and Chief Executive Officer of Savia since 1988, and the Chairman of the Board Seguros Comercial America, S.A. de C.V since 1989. Mr. Romo is also a director of Cementos Mexicanos, S.A. de C.V.

    Eugenio Najera Solorzano has been a Director of Seminis since May 1998. Mr. Najera has been President & Chief Operating Officer of Seminis since August 2000. Since August 1997, Mr. Najera has been in charge of new business development at Savia. From November 1992 to September 1997, Mr. Najera was the Chief Operating Officer of Cigarrera La Moderna, S.A. de C.V. Mr. Najera is a director of Savia and Bionova.

    Gaspar Alvarez Martinez has been Vice President and Worldwide Corporate Comptroller since December 2000 and was Worldwide Finance Director of Seminis since January 2000. Prior to joining Seminis, Mr. Alvarez served as a Director of the Controlling and Financial Planning areas of Savia, S.A. de C.V.

    Enrique Fernando Osorio Lopez has been Vice President, Treasury, Investor Relations and Information Technology of Seminis since July 2001, and previously served as Vice President, Treasury and Investor Relations of Savia, S.A. de C.V. from June 1994 through June 2001.

    Jorge Barrera Gutierrez has been Secretary of Seminis since February 2001. Mr. Barrera is Legal Counselor of Savia, S.A. de C.V., and also a director of Savia since 1970. He is also a director of Empaques Ponderosa, S.A. de C.V. since 1998.

                                     PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                       MARKET INFORMATION FOR COMMON STOCK

    Seminis' Class A Common Stock began trading on the NASDAQ National Market System on June 30, 1999 and the initial public offering of Seminis' Class A Common Stock was completed on July 5, 1999. Seminis shares of Class A Common Stock are traded under the symbol SMNS. The following table sets forth, for the quarters ended December 31, 1999, March 31, 2000, June 30, 2000, September 30, 2000, December 31, 2000, March 31, 2001, June 30, 2001 and September 30, 2001,
the high and low prices as reported by the NASDAQ National Market System:

        QUARTER                                               HIGH        LOW
        -------                                              -------    -------
        October 1, 1999 through December 31, 1999 .......    $9.6250    $5.0000
        January 1, 2000 through March 31, 2000 ..........     7.1875     4.1562
        April 1, 2000 through June 30, 2000 .............     6.4375     2.5000
        July 1, 2000 through September 30, 2000 .........     4.0000     1.0000
        October 1, 2000 through December 31, 2000 .......     1.7500     0.4375
        January 1, 2001 through March 31, 2001 ..........     2.5312     0.4688
        April 1, 2001 through June 30, 2001 .............     1.7344     0.9688
        July 1, 2001 through September 30, 2001 .........     1.8000     0.9800

    The closing price quoted on the NASDAQ National Market System on September 28, 2001 was $1.370 per share. As of December 17, 2001, there were 14,681,878 shares of Class A Common Stock outstanding with 55 owners of record.

    Seminis also has 45,142,508 shares of its Class B Common Stock outstanding with 14 owners of record as of December 17, 2001. The Class B Common Stock is not traded on an exchange or in an over-the-counter market.

                     RECENT SALES OF UNREGISTERED SECURITIES

    The following provides information as to Seminis' securities sold by the Company during fiscal year 2000 and 2001 which were not registered under the Securities Act of 1933.

    In April, May and June 2000, Seminis converted, $22.0 million, $14.0 million and $6.0 million, respectively, of intercompany advances from Savia into 2,200 shares, 1,400 shares and 600 shares of Class C Preferred Stock. In August and September 2000, Savia made additional equity investments of $10.0 million and $14.0 million, respectively, in exchange for 1,000 shares and 1,400 shares of Class C Preferred Stock. The issuance of such shares was effected in reliance on the exemption from registration under Section 4(2) of the Securities Act. Through September 30, 2000, 662.4 shares of Class C Preferred Stock were issued as dividends. Through December 31, 2000, an additional 299.6 shares of Class C Preferred Stock were issued as dividends. Effective January 2001, the dividends of Class C Preferred Stock have been converted to a cash basis in accordance with the Board resolution on February 24, 1999. No Class C Preferred Stock cash dividends have been paid to date due to the prohibition mandated in the credit agreement of the Syndicated Banks.

                                    DIVIDENDS

    Seminis has never paid cash dividends on its common stock and preferred C stock. Seminis plans to retain all future earnings for use in its business, and, in addition, under Seminis' amended July 1999 credit agreement with Harris Trust and Savings Bank, Bank of Montreal and other lenders, Seminis is prohibited from paying cash dividends on its common stock and preferred C stock. Seminis has paid cash dividends on its mandatorily redeemable preferred B stock in the past, but not in fiscal year 2001. The Company is restricted from paying cash dividends on its mandatorily redeemable preferred B stock until certain conditions are met.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the notes thereto, included herein.

    In fiscal year 2001, gross profit included approximately $73.9 million of non-cash charges for inventory write-downs. Included in this amount was $58.2 million of write-downs which occurred in conjunction with the Company's Global Restructuring and Optimization Plan whereby the Company rationalized its product line from 6,000 to 4,000 varieties as well as imposed more stringent quality standards. The loss from operations also included approximately $19.6 million of severance and other exit charges associated with the Company's Global Restructuring and Optimization Plan and $2.6 million of compensation expense related to restricted stock awards. Income tax expense reflected the establishment of a valuation allowance totalling $62.8 million for certain deferred tax assets.

    In fiscal year 2000, gross profit included approximately $58.9 million of non-cash charges for inventory write-downs. Write-downs totalling $18.4 million related to the Global Restructuring and Optimization Plan included inventories that were scrapped as part of the consolidation of production and distribution facilities. The loss from operations also included approximately $19.0 million of severance and other exit charges associated with the Company's Global Restructuring and Optimization Plan, a $2.1 charge related to Seminis' research incentive program and a $6.4 million impairment write-down related to the Company's investment in LSL PlantScience.

    Income (loss) from continuing operations before extraordinary items available for common stockholders in fiscal year 1998 reflects the optional repurchase by Seminis of a portion of its mandatorily redeemable common stock at an amount in excess of the redemption value. Seminis was required to deduct this difference, which totaled $134.3 million, from income (loss) from continuing operations before extraordinary items for purposes of determining income (loss) from continuing operations before extraordinary items available for common stockholders and related per share amounts.

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

    At June 29, 2001 and September 30, 2001, the Company was in compliance with all of its financial covenants and obligations under its syndicated credit agreement which as amended on May 31, 2001. At September 30, 2000, December 29, 2000 and March 30, 2001, the Company was not in compliance with previous minimum interest coverage and maximum debt ratio covenants and therefore, outstanding borrowings under this facility were classified as a current liability as of September 30, 2000, December 29, 2000, and March 30, 2001. As disclosed in the past, these factors had raised doubt about the Company's ability to continue as a going concern; however, management believes the revised covenants under the amended credit agreement along with the current operating initiatives have mitigated this uncertainty and as a result long-term portions of borrowings under the syndicated agreement have been classified to long-term debt according to the revised maturity schedule. All amounts outstanding under the credit facility are due on December 31, 2002.

ACQUISITIONS AND EFFECTS OF PURCHASE ACCOUNTING

    Seminis was formed in 1994 to consolidate various industry-leading vegetable and fruit seed brands into one consumer-oriented, agrobiotechnology company. Seminis' core business was created through the acquisition of the Asgrow seed business from the Upjohn Company in December 1994 and the subsequent combination of the Asgrow vegetable and fruit seed business with Petoseed and Royal Sluis businesses in October 1995. In fiscal year 1998, Seminis completed several acquisitions, including the acquisition of two South Korean companies, Hungnong Seed Co., Ltd. ("Hungnong") and Choong Ang Seed Co., Ltd. ("Choong Ang"). In November 1998, Seminis completed the acquisition of the vegetable seed business of Agroceres, a Brazilian company. As a result of these transactions, the results of operations and consolidated financial position reflect the effects of purchase accounting.

                                                                     FISCAL YEAR ENDED SEPTEMBER 30,
                                                     ----------------------------------------------------------------
                                                       2001           2000         1999           1998         1997
                                                     ---------     ---------     ---------     ---------     --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS:
Net sales .......................................    $ 449,895     $ 474,445     $ 530,633     $ 428,423     $379,544
Gross profit ....................................      217,828       237,340       328,284       265,617      229,437
Research and development expenses ...............       52,441        58,364        62,421        49,416       41,039
Selling, general and administrative expenses ....      191,113       222,632       192,978       158,588      136,438
Management fees paid to Savia ...................           --            --            --         8,465        6,200
Amortization of intangible assets ...............       28,034        30,454        27,896        14,457       12,394
Income (loss) from operations ...................      (53,760)      (74,110)       44,989        34,691       33,366
Income (loss) from continuing
  operations before extraordinary items .........     (134,455)      (80,783)        2,387         6,762       11,325
Income (loss) from continuing
  operations before extraordinary
  items available for common stockholders .......     (152,779)      (89,407)       (4,097)     (133,367)       2,089
Income (loss) from continuing
  operations before extraordinary
  items available for common stockholders
  per common share, basic and diluted ...........    $   (2.55)    $   (1.49)    $   (0.10)    $   (4.23)    $   0.07
Weighted average shares outstanding,
  basic and diluted .............................       59,824        59,824        43,936        31,536       30,000

                                                                        AS OF SEPTEMBER 30,
                                                     --------------------------------------------------------
                                                       2001        2000        1999        1998        1997
                                                     --------    --------    --------    --------    --------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital .................................    $245,961    $ 25,056    $349,175    $272,097    $200,792
Total assets ....................................     835,357     998,037     993,362     862,189     519,673
Long-term debt ..................................     248,898      23,468     315,424     394,446      80,331
Subordinated debt due Savia .....................          --          --          --      35,857          --
Mandatorily redeemable stock
  Common ........................................          --          --          --      48,416     122,111
  Preferred .....................................      27,500      25,500      25,000      25,000      25,000
Total stockholders' equity ......................     319,718     450,880     470,715     160,421     159,681

    In fiscal year 2000, long term debt was reclassified as current long term debt due to the non-compliance of certain financial covenants of the Company's syndicated credit agreement. Without the reclassification, long term debt and working capital would have been $320,768 and $321,856, respectively.

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

    - On May 31, 2001, the Company restructured its $310.0 million credit facility. The amendment extended the final maturity of the credit facility from the previously agreed on date of June 30, 2002 to December 31, 2002, with principal payments of $63.0 million due in fiscal year 2002 and the remaining $230.2 million of the term loan and revolving credit commitments due in the first quarter of fiscal year 2003. Whereas the Company expects to meet its obligations as well as covenant requirements under the amended credit facility through September 30, 2002, the Company must successfully execute a refinancing or recapitalization plan prior to December 31, 2002 in order to meet the final maturity of the facility. The Company intends to pursue various alternatives in order to complete the refinancing or recapitalization, however there can be no assurances that it will be able to do so. Failure to comply with existing covenants which would make the syndicated debt callable or inability to obtain adequate financing with reasonable terms prior to December 31, 2002 could have a material adverse impact on the Company's business, results of operations, or financial condition.

    - The Company is currently restricted from any additional borrowings under the syndicated credit facility. As of November 2000, Seminis' parent company suspended advancing funds to the Company.

    - Savia owns approximately 67.9% of the Company's outstanding common stock and controls 81.2% of the vote of its common stock. Accordingly, Savia controls the Company and has the power to approve all actions requiring the approval of our stockholders, including the power to elect all of its directors. Therefore, Savia effectively controls our management.

    - A new management team has been in place as of August 2000. The Company's ability to generate operating profits and cash flows will be dependent on their successful implementation of the Company's strategic initiatives including, but not limited to, the Global Restructuring and Optimization Plan.

    - The Company continues to invest in research and development in order to enable us to identify and develop new products to meet consumer demands. In fiscal year 2001, our investment in research and development represented 11.7% of net sales. Despite investments in this area, our research and development may not result in the discovery or successful development of new products, which will be accepted by our customers.

    - The Company may have the inability to protect its intellectual property due to the uncertainty of litigation and the ineffectiveness of the laws in some of the countries that the Company currently has operations, which could have a material adverse effect on our business, results of operations, or financial condition.

    - A change in United States law protecting plant patents could take away patent protection for the Company's patented seeds, which could have a material adverse effect on our business, results of operations, or financial condition.

    - The Company faces substantial competition due to technological advances by competitors such as other seed companies, pharmaceutical and chemical companies, and biotechnology companies. Many of these companies have substantially greater resources than we. If a competitor introduces a competitively successful product, it could take years to develop a competitive seed variety, which could have a material adverse effect on our business, results of operations, or financial condition.

    - The Company's failure to accurately forecast and manage inventory could result in an unexpected shortfall or surplus of seeds, which could have a material adverse effect on our business, results of operations, or financial condition.

    - Extreme weather conditions, disease and pests can materially and adversely affect the quality and quantity of seeds produced. There can be no assurance that these factors will not affect a substantial portion of the Company's production in any year and have a material adverse effect on our business, results of operations, or financial condition.

    - Defective seeds could result in warranty claims and negative publicity and the insurance covering warranty claims may become unavailable or be inadequate which could have a material adverse effect on our business, results of operations, or financial condition.

                                    OVERVIEW

    In order to achieve its position as the premier vegetable and fruit seed company, Seminis has completed nine acquisitions since its formation in 1994 and has incurred significant expenses related to the development of its infrastructure, including its human resource capability, information systems, brand marketing teams, and its research and development capability. Seminis expenses its investments in research and development and in the creation of its worldwide sales capability. The comparability of Seminis' results of operations from year to year has also been affected by the impact of acquisition accounting under purchase accounting principles, interest expense attributable to acquisition financings, and exposure to foreign currency fluctuations.

RESULTS OF OPERATIONS

    The table below sets forth Seminis' results of operations data expressed as a percentage of net sales.

                                                                             FISCAL YEAR ENDED
                                                                                SEPTEMBER 30,
                                                                        ----------------------------
                                                                         2001       2000       1999
                                                                        ------     ------     ------
Net sales ...........................................................    100.0%     100.0%     100.0%
                                                                        ------     ------     ------
Gross profit ........................................................     48.4       50.0       61.9
Research and development expenses ...................................     11.7       12.3       11.8
Selling, general and administrative expenses ........................     42.4       46.9       36.4
Amortization of intangible assets ...................................      6.2        6.4        5.3
                                                                        ------     ------     ------
Income (loss) from operations .......................................    (11.9)     (15.6)       8.4
Interest expense, net ...............................................     (8.7)      (7.1)      (7.9)
Other non-operating income, net .....................................     (0.4)       0.5        0.3
                                                                        ------     ------     ------
Income (loss) from continuing operations before income taxes
  and extraordinary items ...........................................    (21.0)     (22.2)       0.8
Income tax benefit (expense) ........................................     (8.9)       5.2       (0.5)
                                                                        ------     ------     ------
Income (loss) from continuing operations before
  extraordinary items ...............................................    (29.9)     (17.0)       0.3
                                                                        ------     ------     ------
Income (loss) before extraordinary items ............................    (29.9)     (17.0)       0.3
Extraordinary items, net of income tax ..............................       --         --       (1.3)
                                                                        ------     ------     ------
Net loss ............................................................    (29.9)%    (17.0)%     (1.0)%
                                                                        ======     ======     ======

YEAR ENDED SEPTEMBER 30, 2001 COMPARED WITH YEAR ENDED SEPTEMBER 30, 2000

NET SALES

    Total net sales at actual currency rates decreased 5.2% to $449.9 million for the year ended September 30, 2001, from $474.4 million for the year ended September 30, 2000. The decrease was primarily due to currency fluctuation and divestiture of certain businesses. The weakness of the Euro, the South Korean Won and Brazilean Real accounted for the majority of the $20.9 million decrease in sales from currency fluctuation in comparison to fiscal year 2000. The divestiture of the garden and soybean businesses impacted sales with a further decrease of $17.3 million. At a constant currency rate with fiscal year 2000, net seed sales increased 2.4% to $439.5 million for the year ended September 30, 2001, from $429.2 million for the year ended September, 2000. North America had the largest increase of $8.4 million with significant improvements in Mexico. At a constant currency rate with fiscal year 2000, South America had a sales increase of $2.8 million, despite unfavorable economic conditions in Argentina and Colombia; the Far East also recorded an increase in net seed sales of $0.6 million, even though Korea was negatively impacted by heavy snowfall and an economic downturn; Europe, the Middle East and Africa sales decreased by $1.5 million, mainly due to weather conditions in Southern Europe. Non-core business also increased sales by $3.4 million, at constant currency rates with fiscal year 2000, with Incotec being the major contributor.

GROSS PROFIT

    Gross profit decreased 8.2% to $217.8 million for the year ended September 30, 2001, from $237.3 million for the year ended September 30, 2000. Gross margin decreased to 48.4% for the year ended September 30, 2001, from 50.0% for the year ended September 30, 2000. Both gross profit and gross margin reflected total non-cash inventory writedowns of $73.9 and $58.9 million taken during fiscal year 2001 and 2000, respectively. The writedowns in fiscal year 2001 included approximately $58.2 million of charges taken in conjunction with the Company's Global Restructuring and Optimization Plan whereby the Company rationalize its product line from 6,000 to 4,000 varieties as well as imposed more stringent quality standards. Gross margins in fiscal year 2001 were also positively impacted by price increases resulting from efforts of the Global Restructuring and Optimization Plan.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses decreased 10.1% to $52.4 million for the year ended September 30, 2001, from $58.4 million for the year ended September 30, 2000. The decrease was due to an approximate $2.0 million charge related to Seminis' research incentive program recorded in the first half of fiscal year 2000, with no corresponding charges in fiscal year 2001. The decrease in expenses was also a result of headcount reduction from the Global Restructuring and Optimization Plan and currency fluctuations from research and development operations in Europe during fiscal year 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased 14.2% to $191.1 million for the year ended September 30, 2001 from $222.6 million for the year ended September 30, 2000. The decrease was primarily the result of headcount reductions following the implementation of the Global Restructuring and Optimization Plan and, in part, the impact of currency fluctuations. Furthermore, the decrease was the result of divestiture of certain non-core businesses totaling $6.9 million, the absence of a $6.4 impairment charge recorded in fiscal year 2000 associated with the Company's investment in LSL PlantScience, and a restructuring charge primarily for severances of $12.0 million in fiscal year 2001 compared $14.0 million in fiscal year 2000. The decrease was partially offset by facility moving costs of $3.3 million compared to $3.1 million, and consulting fees for restructuring of $4.3 million compared to $2.0 million in fiscal years 2001 and 2000, respectively. Additionally, a compensation charge of $2.6 million for a newly established employee stock plan was taken in fiscal year 2001.

AMORTIZATION OF INTANGIBLE ASSETS

    Amortization of intangible assets decreased 7.9% to $28.0 million for the year ended September 30, 2001 from $30.5 million for the year ended September 30, 2000. The decrease was primarily due to the effect of latter stages of accelerated amortization of intangible assets related to purchase accounting. Furthermore, the decrease was attributable to the currency impact from the devaluation of the South Korean Won on Korean based intangible assets. The decrease was partially offset by an increase in intangible asset amortization in a U.S. subsidiary.

INTEREST EXPENSE, NET

    Interest expense, net, increased 17.1% to $39.1 million for the year ended September 30, 2001 from $33.4 million, for the year ended September 30, 2000. The increase was primarily due to higher effective interest rates in this fiscal year compared to last fiscal year. Furthermore, the increase was due to the acceleration of deferred financing cost amortization related to the Company's credit facility. The acceleration was a result of the advancement of the maturity date of the term loan.

OTHER NON-OPERATING INCOME, NET

    Seminis had other non-operating expense, net of $1.6 million for the year ended September 30, 2001, as compared to other non-operating income, net of $2.2 million for the year ended September 30, 2000. Other non-operating expense, net, for the year ended September 30, 2001 included other expense, net of $1.9 million, primarily from the loss on the sale of fixed assets, offset by a foreign currency gain of $1.7 million and a minority interest provision of $1.4 million. Other income in fiscal year 2000 included a $10.0 million gain on the asset sales of MBS, a soybean subsidiary, a currency loss of $5.4 million, primarily associated with Seminis Vegetable Seeds Holland on its U.S. Dollar denominated loan, and a minority interest provision of $1.2 million.

INCOME TAX EXPENSE

    Seminis had an income tax expense of $40.0 million for the year ended September 30, 2001, as compared to an income tax benefit of $24.6 million for the year ended September 30, 2000. The increase in income tax expense during fiscal year 2001 primarily related to a provision of a valuation allowance against the deferred tax assets arising from net operating loss carryforwards. As of September 30, 2001, the Company's tax assets for net operating loss carryforwards primarily consisted of a Netherland's carryforward of $45,655 that has an indefinite life, and a United States carryforwards of $94,456 which will begin to expire in 2020. Although a valuation allowance has been established on these tax assets, the Company has commenced certain initiatives in order to utilize these loss carryforwards before they expire.

YEAR ENDED SEPTEMBER 30, 2000 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1999

NET SALES

    Net sales decreased 10.6% to $474.4 million for the year ended September 30, 2000, from $530.6 million for the year ended September 30, 1999. The decrease was due to weakness in the North American and European vegetable seed markets, currency fluctuations, and the divestiture of non-core assets in fiscal year 2000. The North American and European markets experienced inventory adjustments as dealers and distributors lowered their overall carrying levels of inventory. Additionally, sales decreased in North America due to acreage reductions stemming from depressed produce prices for fresh market tomatoes, cucumbers, and melons. European sales were also negatively impacted by approximately $18.9 million due to the effect of the devaluation of the Euro. The sales decreases in North America and Europe were partially offset by vegetable seed volume and price increases in the Far East. Sales of watermelon seeds were particularly strong due to superior product offerings by the Company. Furthermore, the sales decrease was due to the June 2000 divestiture of non-core assets related to MBS, a soybean subsidiary.

GROSS PROFIT

    Gross profit decreased 27.7% to $237.3 million for the year ended September 30, 2000, from $328.3 million for the year ended September 30, 1999. Gross margin decreased to 50.0% for the year ended September 30, 2000 from 61.9% for the year ended September 30, 1999. The gross margin was negatively impacted during fiscal year 2000 due to approximately $58.9 million of non-cash charges for inventory write-downs. $33.9 million of the charge related to excess seed calculated based on projected sales and shelf life of the seeds, and the remaining $25.0 million was primarily due to write-offs of low and bad quality seeds.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses decreased 6.5% to $58.4 million for the year ended September 30, 2000, from $62.4 million for the year ended September 30, 1999. During fiscal year 2000 the Company took an approximately $2.0 million charge related to Seminis' research incentive program compared to a $4.0 million charge for the program in fiscal year 1999. The decrease in expenses was also due to the impact of the weaker Euro during fiscal year 2000 compared to fiscal year 1999, as the Company has significant research and development activities in France, Spain, Italy, and the Netherlands.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 15.4% to $222.6 million for the year ended September 30, 2000, from $193.0 million for the year ended September 30, 1999. General and administrative expenses increased due to a $14.0 million severance charge associated with the Company's Global Restructuring and Optimization Plan, $3.1 million of expenses from the relocation and consolidation of the Company's Saticoy, California and Gonzales, California production and processing facilities to the new Oxnard, California facility, and $2.0 million of expenses related to programs designed to maximize the efficiency of Seminis' product pipeline. Additionally, general and administrative expenses increased due to a $6.4 million impairment write-down associated with the Company's investment in LSL PlantScience.

AMORTIZATION OF INTANGIBLE ASSETS

    Amortization of intangible assets increased 9.2% to $30.5 million for the year ended September 30, 2000, from $27.9 million for the year ended September 30, 1999. The increase was primarily due to amortization of goodwill relating to the acquisition of an additional 25% of Hungnong, a South Korean subsidiary, in August 1999. Furthermore, the increase was related to the strengthening of the South Korean Won during fiscal year 2000 compared to fiscal year 1999, as the Company has a significant amount of goodwill and intangible assets, denominated in South Korean Won, resulting in additional amortization when translated into U.S. Dollars.

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

OTHER NON-OPERATING INCOME, NET

    Seminis had other non-operating income, net of $2.2 million for the year ended September 30, 2000, as compared to other non-operating income, net of $1.8 million for the year ended September 30, 1999. Other non-operating income, net for the year ended September 30, 2000 includes other income net of $8.7 million offset by a foreign currency loss of $5.4 million and minority interest provision of $1.1 million. Other income primarily includes a $10.0 million gain on the asset sale of MBS and the foreign currency loss is principally associated with expense recorded by Seminis Vegetable Seeds Holland on its U.S. Dollar denominated loan due to the devaluation of the Euro.

INCOME TAX EXPENSE

    Seminis had an income tax benefit of $24.6 million for the year ended September 30, 2000, as compared to an income tax expense of $2.5 million for the year ended September 30, 1999. The Company had a significant income tax benefit during fiscal year 2000 due to the charges associated with the aforementioned inventory write-downs and severance accrual associated with Seminis' Global Restructuring and Optimization Plan.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company was not in compliance with certain covenants of its syndicated credit facility, which gave the lenders the right to accelerate payment of all amounts outstanding under the facility. In December 2000, the lenders granted a waiver with respect to these covenants as of September 30, 2000, December 29, 2000, and March 31, 2001 that extended through April 30, 2001, at which time any defaults would once again arise. As the Company did not expect to be in compliance with its covenants once the waiver expired, all outstanding borrowings under the credit facility were classified as a current liability as of September 30, 2000.

     In connection with granting the waivers, the lenders agreed to reschedule principal payments within fiscal year 2001. The lenders also accelerated the final maturity of the term loan and the termination date for the revolving credit commitments to June 30, 2002 from June 30, 2004. The Company was obligated to deliver a financial plan through September 30, 2002, which detailed cash flow projections on a monthly basis as well as proposed alternatives for the refinancing of the syndicated credit facility or recapitalization of the Company.

     In April 2001, the Company submitted its financial plan to its lenders, detailing operating initiatives that reduce existing infrastructure and working capital requirements. Additionally, the plan identified alternative sources of capital to repay the bank debt within newly defined terms, which may include the sale of non-strategic assets, debt refinancing and additional equity infusions.

     On May 31, 2001, the Company's lenders agreed with the financial plan and the terms to restructure the Company's $310.0 million credit facility. Upon receipt of the amended credit agreement, long-term portions of borrowings were reclassified from current liabilities to long-term debt. Among other things, the amendment extended the final maturity of the credit facility from the previously agreed on date of June 30, 2002 to December 31, 2002, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings, and revised covenant obligations. Additionally, the amendment requires the Company to submit monthly reports comparing actual cash flows to projections as well as describing the progress and status of any asset sales.

    Interim principal obligations under the amendment included $16.0 million due in the fourth quarter of fiscal year 2001, and $19.0 million, $4.0 million, $31.0 million, and $9.0 million due in the first, second, third, and fourth quarters of fiscal year 2002, respectively. All remaining amounts will be due in the first quarter of fiscal year 2003.

    The Company met all required principal and interest payments during fiscal year 2001, and was in compliance with all of its financial covenants under the amended credit agreement at September 30, 2001. In October 2001, the Company completed the sale of an office building in Seoul, South Korea, which generated net proceeds of approximately $20.0 million. The Company used $19.5 million of the proceeds to pay the scheduled $19.0 million of its syndicated debt in October 2001. The Company also sold one of its noncore businesses during fiscal year 2002, which generated additional proceeds of approximately $17.6 million. The Company used $13.0 million of the proceeds to prepay its syndicated debt in January 2002. When combined with cash flows expected to be generated from on-going operations, these additional proceeds will enable the Company to meet all obligations and covenants under the credit facility through September 30, 2002. Supporting this assertion is the fact that the Company has exceeded all cash flow projections on a cumulative basis since March 2001. The Company believes it can continue to improve its operating cash flows through aggressive cash collection efforts, disciplined inventory purchases, and lower operating expenses following the Global Restructuring and Optimization Plan.

    Whereas the Company expects to meet its obligations as well as covenant requirements under the amended credit facility through September 30, 2002, the Company must successfully execute a refinancing or recapitalization plan prior to December 31, 2002 in order to meet the final maturity of the facility. Based on current projections, the Company will be obligated to pay $230.2 million during the first quarter of fiscal year 2003. The Company intends to pursue various alternatives in order to complete the refinancing or recapitalization, however there can be no assurances that it will be able to do so. Failure to comply with existing covenants which would make the syndicated debt callable, or inability to obtain adequate financing with reasonable terms prior to December 31, 2002 could have a material adverse impact on the Company's business, results of operations, or financial condition.

    As a result of the Global Restructuring and Optimization Plan the Company has made significant strides in the enhancement of its cash flow. During fiscal year 2001, operating activities of the Company utilized $55.0 million less cash as compared to fiscal year 2000. This improvement in cash flow was primarily due to positive impacts of a decrease in operating expenses related to a 21.2% reduction in global headcount since August 2000 and an overall reduction in working capital arising from strong accounts receivable collections and improved production planning over the Company's inventory levels. These working capital improvements were partially offset by severance related costs due to restructuring and other non-recurring expenses in connection with the Global Restructuring and Optimization Plan.

    Capital expenditures decreased to $14.3 million for the year ended September 30, 2001, from $41.5 million for the year ended September 30, 2000. The decrease was primarily due to a substantial portion of the investment in Seminis' new headquarters and production facility being incurred in fiscal year 2000, resulting in a significant decrease in overall capital expenditures in the year ended September 30, 2001. During fiscal year 2001, the Company sold its properties in Saticoy, California, Filer, Idaho, and Vineland, New Jersey as part of its efforts to reduce and consolidate operation and production facilities. Other investing activities for the year ended September 30, 2001 included approximately $14.1 million in proceeds from the sale of non-operating assets.

    In October and November 2000, Seminis received $31.9 million and $14.0 million respectively, of additional capital contributions from Savia. The Company is obligated to pay dividends on these contributions at the rate of 10.0% per year. Through the year ended September 30, 2001, $4.3 million of accrued dividends pertaining to this transaction have been recorded of which $3.5 million are classified in accrued liabilities and $.8 million were paid-in-kind in the form of additional shares and are classified in additional paid in capital.

    The Company had $2.5 million of accrued dividends relating to Class B Mandatorily Redeemable Preferred Stock at September 30, 2001. These accrued dividends are classified within mandatorily redeemable stock.

    Seminis' total indebtedness as of September 30, 2001 was $336.1 million, of which $293.2 million were borrowings under the current credit agreement. Additionally, $16.9 million, $6.1 million, $8.0 million, $3.3 million, and $4.6 million were borrowings by the United States, Chilean, Italian, Spanish, and Korean subsidiaries, respectively, and $4.0 million were borrowings primarily by other foreign subsidiaries.

    Seminis' exposure to foreign currency fluctuations is primarily due to foreign currency gains or losses that occur from intercompany loans between Seminis and its foreign subsidiaries and from the U.S. dollar denominated loan, originated by SVS Holland, B.V., a foreign subsidiary of Seminis. Seminis does not have any material outstanding hedging contracts as of September 30, 2001.

GLOBAL RESTRUCTURING AND OPTIMIZATION PLAN

    In February 2000, the Company announced a global cost saving initiative designed to streamline operations, increase utilization of facilities and improve efficiencies. The first phase of the initiative, which commenced in fiscal year 2000, and focused on North American operations, was completed by the end of fiscal year 2001. In June 2000, the Company announced the second phase, which was targeted at its global operations. An expansion of phase two of the plan was launched in the third quarter of fiscal year 2001 and is expected to be completed by the end of fiscal year 2002. The key elements to Seminis' global restructuring and optimization plan involve:

-   Reorganizing its 10 legacy seed companies into four geographical regions;

-   Reducing operation and production facilities;

- Reducing headcount that results from the reorganization and facility consolidation;

-   Rationalizing the product portfolio;

-   Implementing an advanced global logistics management information system; and

-   Divesting non-strategic assets.

    In connection with phase one of the Global Restructuring and Optimization Plan, the Company recorded nonrecurring pre-tax charges to operations of approximately $34.4 million for restructuring costs during fiscal year 2000 that included severance and other exit costs, inventory write-downs and costs associated with streamlining the products portfolio. Of this amount, $18.4 million was included in cost of goods sold for inventory write-downs. The remaining $16.0 million was included in selling, general and administrative expenses and consisted primarily of severance costs. The total phase one and initial phase two severance charge related to a planned 600-employee reduction worldwide in both operational and administrative groups.

    As part of the implementation of the expanded second phase of the Global Restructuring and Optimization Plan, a pre-tax charge of $12.0 million was recorded in selling, general and administrative expenses by the Company in the third quarter of fiscal year 2001. This charge primarily related to severance and related costs, resulting from an additional planned 250-employee reduction worldwide in both operational and administrative groups. Further employee reductions were identified in the fourth quarter of fiscal year 2001. Additionally, the Company recorded non-cash inventory write-downs of $58.2 million in cost of goods sold in order to comply with more stringent seed quality standards and to further rationalize the Company's product portfolio from 6,000 to 4,000 varieties. The Company also sold its properties in Saticoy, California, Filer, Idaho, Vineland, New Jersey and South Korea as part of its efforts to reduce and consolidate operation and production facilities.

    There were 758 and 144 employees severed in fiscal year 2001 and 2000, respectively, primarily as part of the Global Restructuring and Optimization Plan.

    Remaining components of the restructuring accruals are as follows:

                                                   AMOUNTS   BALANCE AT     ADDITIONAL      AMOUNTS        BALANCE AT
                                         CHARGES  INCURRED  SEPTEMBER 30,     CHARGES      INCURRED       SEPTEMBER 30,
                                          2000      2000        2000           2001           2001            2001
                                        --------  --------  -------------   ----------     ---------      -------------
Severance and related expenses ......... $14.0    $ (1.8)      $12.2           $12.0          $(12.3)         $11.9
Inventory write-down ...................  18.4     (18.4)         --           $58.2          $(58.2)            --
Other..................................    2.0      (2.0)         --              --              --             --
                                         -----     -----       -----           -----          ------          -----
   Total ............................... $34.4      (22.2)     $12.2           $70.2          $(70.5)         $11.9
                                         =====     ======      =====           =====          =====           =====

    To date, there have been no material adjustments to amounts accrued under the plan.

RECENT ACCOUNTING PRONOUNCEMENTS

    SFAS No. 141, "Business Combinations" is effective for the Company on July 1, 2001. SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.

    SFAS No. 142, "Goodwill and Other Intangible Assets" is effective for the Company for fiscal years beginning after December 15, 2001, but may be adopted early as of the beginning of fiscal 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets, (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company plans to adopt early this pronouncement in fiscal 2002 and expects no impairment in its goodwill and other intangible assets, and to cease the amortization of goodwill that approximates $9.0 million.

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

     The fair value of Seminis' borrowing arrangements and other financial instruments is as follows:

                                         AT SEPTEMBER 30, 2001       AT SEPTEMBER 30, 2000
                                           ASSET (LIABILITY)           ASSET (LIABILITY)
                                         ----------------------      ----------------------
                                         CARRYING        FAIR        CARRYING       FAIR
                                          AMOUNT         VALUE        AMOUNT        VALUE
                                         --------      --------      --------      --------
       Short-term borrowings..........   (19,665)      (19,665)      (20,178)      (20,178)
       Asset (Liability)

    PRINCIPAL AMOUNT BY EXPECTED MATURITY AS OF 9/30/01:

                                                                                                             TOTAL        FAIR
                                                                                                 THERE-     CARRYING      VALUE
                                          2002        2003        2004        2005     2006       AFTER       VALUE       9/30/01
                                        --------    ---------    -------    -------   -------    -------    ---------    ---------
    Long-term debt (including
      Current maturities)........       $(67,527)   $(233,242)   $(2,703)   $(2,807)  $(2,801)   $(7,345)   $(316,425)   $(316,425)
    Asset (Liability)

     PRINCIPAL AMOUNT BY EXPECTED MATURITY AS OF 9/30/00:

                                                                                                           TOTAL       FAIR
                                                                                               THERE-    CARRYING      VALUE
                                         2001       2002       2003       2004       2005      AFTER       VALUE      9/30/00
                                      ---------    -------    -------    -------    -------   -------    ---------    ---------
     Long-term debt (including
       current maturities)......      $(325,658)   $(4,234)   $(3,205)   $(3,324)   $(2,765)  $(9,940)   $(349,126)   $(349,126)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and report of independent accountants are filed as part of this report on pages F-1 through F-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding executive officers of the Company is located in Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Other information required by this item is incorporated by reference to Seminis' definitive proxy statement for the Annual Meeting of Stockholders which will be filed within 120 days of September 30, 2001 with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to Seminis' definitive proxy statement for the Annual Meeting of Stockholders which will be filed within 120 days of September 30, 2001 with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to Seminis' definitive proxy statement for the Annual Meeting of Stockholders which will be filed within 120 days of September 30, 2001 with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to Seminis' definitive proxy statement for the Annual Meeting of Stockholders which will be filed within 120 days of September 30, 2001 with the Securities and Exchange Commission pursuant to Regulation 14A.

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

    (a)(3) Listing of Exhibits -- See Index to Exhibits beginning on Page 28 of this report.

    (b) Reports on Form 8-K -- Seminis did not file any Form 8-K during the quarter ended September 30, 2001.

    (c) Exhibits -- See Index to Exhibits beginning on Page 28 of this report.

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

    (f)10.10 Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable
                Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and
                Savings Bank, individually and as Administrative Agent, Bank of
                Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of December 29, 2000, effective December 29, 2000.

    (g)10.11 Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable
                Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and
                Savings Bank, individually and as Administrative Agent, Bank of
                Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of April
                30, 2001, effective April 30, 2001.

   EXHIBIT
    NUMBER                                     DESCRIPTION
   -------                                     -----------

    (h)10.12 Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable
                Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and
                Savings Bank, individually and as Administrative Agent, Bank of
                Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of May
                31, 2001, effective May 31, 2001.

    (i)10.13    Revision to (h)10.12

    (b)21       Subsidiaries of Registrant

       27.1     Financial Data Schedule

----------

(a) Incorporated by reference to Seminis' Form S-1 filed on February 11, 1999.

(b) Incorporated by reference to Seminis' Amendment No. 2 to Form S-1 filed on May 27, 1999.

(c) Incorporated by reference to Seminis' Amendment No. 3 to Form S-1 filed on June 21, 1999.

(d) Filed with the June 30, 2000 form 10Q.

(e) Filed with the September 30, 2000 form 10K.

(f) Filed with the December 30, 2000 form 10Q.

(g) Filed with the March 30, 2001 form 10Q.

(h) Filed with the June 29, 2001 form 10Q.

(i) Filed with this form 10K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SEMINIS, INC.

                                         By:    /s/ EUGENIO NAJERA SOLORZANO
                                                --------------------------------
                                         Name:  Eugenio Najera Solorzano
                                         Title: President and
                                                Chief Operating Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                 TITLE                        DATE
                ---------                                 -----                        ----
          /s/ ALFONSO ROMO GARZA                  Chairman of the Board          January 14,  2002
-----------------------------------------       (Chief Executive Officer)
            Alfonso Romo Garza

      /s/ EUGENIO NAJERA SOLORZANO               Director and President          January 14,  2002
-----------------------------------------       (Chief Operating Officer)
         Eugenio Najera Solorzano

         /s/  JOSE MANUEL GARCIA                        Director                 January 14,  2002
-----------------------------------------
            Jose Manuel Garcia

      /s/   BERNARDO JIMENEZ BARRERA                    Director                 January 14,  2002
-----------------------------------------
         Bernardo Jimenez Barrera

             /s/ CARL G. BALL                           Director                 January 14,  2002
-----------------------------------------
               Carl G. Ball

          /s/  ADRIAN RODRIGUEZ                         Director                 January 14,  2002
-----------------------------------------
             Adrian Rodriguez

             /s/ PETER DAVIS                            Director                 January 14,  2002
-----------------------------------------
               Peter Davis

            /s/ FRANK J. PIPP                           Director                 January 14,  2002
-----------------------------------------
              Frank J. Pipp

           /s/ DR. ELI SHLIFER                          Director                 January 14,  2002
-----------------------------------------
             Dr. Eli Shlifer

             /s/ ROGER BEACHY                           Director                 January 14,  2002
-----------------------------------------
               Roger Beachy

        /s/ CHRISTOPHER J. STEFFEN                      Director                 January 14,  2002
-----------------------------------------
          Christopher J. Steffen

          /s/ MATEO MAZAL BEJA                          Director                 January 14,  2002
-----------------------------------------
            Mateo Mazal Beja

       /s/ GASPAR ALVAREZ MARTINEZ                 Chief Financial and           January 14,  2002
-----------------------------------------          Accounting Officer
         Gaspar Alvarez Martinez

                                  SEMINIS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              ----
Report of Independent Accountants...........................................................................   F-2
Consolidated Balance Sheets as of September 30, 2001 and 2000...............................................   F-3
Consolidated Statements of Operations for the Years Ended September 30, 2001, 2000 and 1999.................   F-4
Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2001, 2000 and 1999.......   F-5
Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999.................   F-6
Notes to Consolidated Financial Statements..................................................................   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Seminis, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 27 present fairly, in all material respects, the financial position of Seminis, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 27 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 2 to the financial statements, all outstanding amounts borrowed under the Company's syndicated credit facility must be repaid by December 31, 2002. In the event that the lenders of the credit facility do not renew or extend the final maturity date of the facility, the Company will be obligated to secure alternative sources of financing. There can be no assurance that such financing will be available and the inability to find such financing could have a material adverse impact on the future financial position and operating results of the Company.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
January 11, 2002

                                  SEMINIS, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   ASSETS:

                                                                                                                 AS OF
                                                                                                             SEPTEMBER 30,
                                                                                                        -----------------------
                                                                                                           2001          2000
                                                                                                        ---------     ---------
Current assets
  Cash and cash equivalents ........................................................................    $  22,323     $  22,479
  Accounts receivable, less allowance for doubtful accounts of $12,094 and $14,178, respectively ...      141,691       162,929
  Other receivable .................................................................................       20,612            --
  Inventories ......................................................................................      279,683       333,287
  Prepaid expenses and other current assets ........................................................        3,436         3,105
                                                                                                        ---------     ---------
         Total current assets ......................................................................      467,745       521,800
Deferred income taxes ..............................................................................           --         5,699
Property, plant and equipment, net .................................................................      182,261       226,505
Intangible assets, net .............................................................................      169,664       227,839
Other assets .......................................................................................       15,687        16,194
                                                                                                        ---------     ---------
                                                                                                        $ 835,357     $ 998,037
                                                                                                        =========     =========

                         LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY:

Current liabilities
  Short-term borrowings ............................................................................    $  19,665     $  20,178
  Current maturities of long-term debt .............................................................       67,527       325,658
  Accounts payable .................................................................................       45,423        54,455
  Accrued liabilities ..............................................................................       89,169        96,453
                                                                                                        ---------     ---------
         Total current liabilities .................................................................      221,784       496,744
Long-term debt .....................................................................................      248,898        23,468
Deferred income taxes ..............................................................................       15,736            --
Minority interest in subsidiaries ..................................................................        1,721         1,445
                                                                                                        ---------     ---------
         Total liabilities .........................................................................      488,139       521,657
                                                                                                        ---------     ---------
Commitments and contingencies
Mandatorily Redeemable Stock
  Class B Redeemable Preferred Stock, $.01 par value; 25 shares authorized as of
    September 30, 2001 and 2000; 25 shares issued and outstanding as of
    September 30, 2001 and 2000 ....................................................................       27,500        25,500
                                                                                                        ---------     ---------
         Total mandatorily redeemable stock ........................................................       27,500        25,500
                                                                                                        ---------     ---------
Stockholders' Equity
  Class C Preferred Stock, $.01 par value; 14 and 12 shares authorized as of
    September 30, 2001 and 2000; 12 shares issued and outstanding as of
    September 30, 2001 and 2000 (Liquidation Value of $129.2 and $117.2 million
    at September 30, 2001 and 2000, respectively) ..................................................            1             1
  Class A Common Stock, $.01 par value; 211,000 and 91,000 shares authorized as of September
    30, 2001 and 2000, respectively; 14,682 and 13,976 shares issued and outstanding as of
    September 30, 2001 and 2000, respectively ......................................................          147           140
  Class B Common Stock, $.01 par value; 60,229 shares authorized as of September 30, 2001 and 2000; 45,142 and 45,848 shares issued and outstanding as of September 30, 2001
    and 2000, respectively .........................................................................          452           459
  Additional paid-in capital .......................................................................      764,657       712,981
  Accumulated deficit ..............................................................................     (397,485)     (244,706)
  Accumulated other comprehensive loss .............................................................      (48,054)      (17,995)
                                                                                                        ---------     ---------
         Total stockholders' equity ................................................................      319,718       450,880
                                                                                                        ---------     ---------
                                                                                                        $ 835,357     $ 998,037
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

                                  SEMINIS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       FOR THE YEARS ENDED
                                                                                          SEPTEMBER 30,
                                                                               -------------------------------------
                                                                                  2001          2000          1999
                                                                               ---------     ---------     ---------
Net sales .................................................................    $ 449,895     $ 474,445     $ 530,633
Cost of goods sold ........................................................      232,067       237,105       202,349
                                                                               ---------     ---------     ---------
     Gross profit .........................................................      217,828       237,340       328,284
                                                                               ---------     ---------     ---------
Operating expenses
  Research and development expenses .......................................       52,441        58,364        62,421
  Selling, general and administrative expenses ............................      191,113       222,632       192,978
  Amortization of intangible assets .......................................       28,034        30,454        27,896
                                                                               ---------     ---------     ---------
          Total operating expenses ........................................      271,588       311,450       283,295
                                                                               ---------     ---------     ---------
Income (loss) from operations .............................................      (53,760)      (74,110)       44,989
                                                                               ---------     ---------     ---------
Other income (expense)
  Interest income .........................................................        1,341         3,872         4,541
  Interest expense ........................................................      (40,425)      (37,256)      (46,444)
  Foreign currency gain (loss) ............................................        1,709        (5,374)          985
  Minority interest .......................................................       (1,436)       (1,157)       (1,428)
  Other, net ..............................................................       (1,909)        8,688         2,240
                                                                               ---------     ---------     ---------
                                                                                 (40,720)      (31,227)      (40,106)
                                                                               ---------     ---------     ---------
Income (loss) before income taxes and extraordinary items .................      (94,480)     (105,337)        4,883
Income tax benefit (expense) ..............................................      (39,975)       24,554        (2,496)
                                                                               ---------     ---------     ---------
Net income (loss) before extraordinary items ..............................     (134,455)      (80,783)        2,387
                                                                               ---------     ---------     ---------
Extraordinary items, net of income tax of $4,145 ..........................           --            --        (6,763)
                                                                               ---------     ---------     ---------
Net loss ..................................................................     (134,455)      (80,783)       (4,376)

Preferred stock dividends .................................................      (13,986)       (8,624)       (4,261)
Additional capital contribution dividends .................................       (4,338)           --            --
Accretion of Old Class B Redeemable Common Stock ..........................           --            --        (2,223)
                                                                               ---------     ---------     ---------
Net loss available for common stockholders ................................    $(152,779)    $ (89,407)    $ (10,860)
                                                                               =========     =========     =========
Net loss available for common stockholders per common share, basic and diluted
  Loss before extraordinary items available for common stockholders .......    $   (2.55)    $   (1.49)    $   (0.10)
  Extraordinary items, net of income tax ..................................           --            --         (0.15)
                                                                               ---------     ---------     ---------
  Net loss available for common stockholders ..............................    $   (2.55)    $   (1.49)    $   (0.25)
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

                                  SEMINIS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                 CLASS C          CLASS A          CLASS B                                 ACCUMULATED     TOTAL
                             PREFERRED STOCK   COMMON STOCK      COMMON STOCK    ADDITIONAL                   OTHER        STOCK
                             ---------------  ----------------  ---------------   PAID-IN    ACCUMULATED  COMPREHENSIVE   HOLDERS'
                             NUMBER   AMOUNT  NUMBER    AMOUNT  NUMBER   AMOUNT   CAPITAL      DEFICIT        LOSS        EQUITY
                             ------   ------  -------   ------  ------   ------  ----------  -----------  -------------  ---------
BALANCE, SEPTEMBER 30,
  1998.....................     --       --      --       --    37,386    374      317,826    (144,439)     (13,340)       160,421
                                                                                                                         ---------
Comprehensive loss
  Net loss.................     --       --      --       --        --     --           --      (4,376)          --         (4,376)
  Translation adjustment...     --       --      --       --        --     --           --          --       (1,603)        (1,603)
                                                                                                                         ---------
                                                                                                                            (5,979)
Dividends on Redeemable
  Preferred Stock..........     --       --      --       --        --     --           --      (2,000)          --         (2,000)
Accretion of Old Class B
  Redeemable Common Stock..     --       --      --       --        --     --           --      (2,223)          --         (2,223)
Issuance of Class C
  Preferred Stock..........      4        1      --       --        --     --       42,299          --           --         42,300
Dividends on Class C
  Preferred Stock..........     --       --      --       --        --     --        2,261      (2,261)          --             --
Conversion of subordinated
  debt due Savia...........     --       --      --       --     1,916     19       35,838          --           --         35,857
Conversion of Old Class B
  Redeemable Common Stock..     --       --      --       --     6,772     68       50,571          --           --         50,639
Issuance of Class A Common
  Stock....................     --       --  13,750      138        --     --      191,562          --           --        191,700
                               ---    -----  ------     ----    ------   ----      --------  ---------     ---------     ---------
BALANCE, SEPTEMBER 30,
  1999.....................      4        1  13,750      138    46,074    461      640,357    (155,299)     (14,943)       470,715
Comprehensive loss
  Net loss.................     --       --      --       --        --     --           --     (80,783)          --        (80,783)
  Translation adjustment...     --       --      --       --        --     --           --          --       (3,052)        (3,052)
                                                                                                                         ---------
                                                                                                                           (83,835)
Conversion of shares.......     --       --     226        2      (226)    (2)          --          --           --             --
Issuance of Class C
  Preferred Stock..........      7       --      --       --        --     --       66,000          --           --         66,000
Dividends on Redeemable
  Preferred Stock..........     --       --      --       --        --     --           --      (2,000)          --         (2,000)
Dividends on Class C
  Preferred Stock..........      1       --      --       --        --     --        6,624      (6,624)          --             --
                               ---    -----  ------     ----    ------   ----     --------   ---------     --------      ---------
BALANCE, SEPTEMBER 30,
  2000.....................     12    $   1  13,976     $140    45,848   $459     $712,981   $(244,706)    $(17,995)     $ 450,880
                               ===    =====  ======     ====    ======   ====     ========   =========     ========      =========
Comprehensive loss
  Net loss.................     --       --      --       --        --     --           --    (134,455)          --       (134,455)
  Translation adjustment...     --       --      --       --        --     --           --          --      (30,059)       (30,059)
                                                                                                                         ---------
                                                                                                                          (164,514)
Conversion of shares.......     --       --     706        7      (706)    (7)          --          --           --             --
Additional capital
  contribution.............     --       --      --       --        --     --        45,850         --           --         45,850
Dividends on additional
  capital contribution.....     --       --      --       --        --     --           845     (4,338)          --         (3,493)
Dividends on Redeemable
  Preferred Stock..........     --       --      --       --        --     --           --      (2,000)          --         (2,000)
Dividends on Class C
  Preferred Stock..........     --       --      --       --        --     --         2,997    (11,986)          --         (8,989)
Restricted shares
  issuance.................     --       --      --       --        --     --         1,984         --           --          1,984
                               ---    -----  ------     ----    ------   ----      --------  ---------     --------      ---------
BALANCE, SEPTEMBER 30,
  2001.....................     12    $   1  14,682     $147    45,142   $452      $764,657  $(397,485)    $(48,054)     $ 319,718
                               ===    =====  ======     ====    ======   ====      ========  =========     ========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  SEMINIS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           FOR THE YEARS ENDED
                                                                              SEPTEMBER 30,
                                                                  -------------------------------------
                                                                    2001           2000          1999
                                                                  --------      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ....................................................   $(134,455)    $ (80,783)    $  (4,376)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization .............................      45,054        50,109        46,923
    Deferred income tax .......................................      33,514       (37,459)       (5,500)
    Provision for minority interest in subsidiaries ...........       1,436         1,157         1,428
    Loss from extraordinary items, net of income tax ..........          --            --         6,763
    Inventory write-down ......................................      73,850        58,948        11,496
    Other .....................................................       7,274           786            72
    Changes in assets and liabilities
      Accounts receivable .....................................      15,138        (3,821)      (41,303)
      Inventories .............................................     (23,209)     (102,484)      (71,591)
      Prepaid expenses and other assets .......................      (4,759)        8,663         1,004
      Current income taxes ....................................      (3,069)        9,385         3,627
      Accounts payable ........................................      (8,608)        1,999        14,346
      Other liabilities .......................................     (15,654)       25,045       (10,662)
                                                                   --------     ---------     ---------
         Net cash used in operating activities ................     (13,488)      (68,455)      (47,773)
                                                                   --------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed and intangible assets ....................     (14,280)      (41,487)      (71,125)
  Proceeds from disposition of assets .........................      14,096        11,291         4,520
  Exercise of Hungnong put option .............................          --            --       (54,772)
  Young I1 Chemical Company Note ..............................          --            --        35,612
  Agroceres acquisition, net of cash acquired .................          --            --       (19,695)
  Proceeds from sale of MBS' assets ...........................          --         9,712            --
  Other .......................................................        (448)       (1,751)       (1,779)
                                                                   --------     ---------     ---------
         Net cash used in investing activities ................        (632)      (22,235)     (107,239)
                                                                   --------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt issuances ......................       1,424        97,184       837,305
  Repayments of long-term debt ................................     (33,670)      (81,356)     (923,006)
  Net short-term borrowings (repayments) ......................        (856)       15,307            56
  Dividends paid ..............................................          --        (1,500)       (2,000)
  Issuance of Class A Common Stock ............................          --            --       191,700
  Issuance of Class C Preferred Stock .........................          --        66,000        42,300
  Other .......................................................          --            --          (319)
  Savia capital contribution ..................................      45,850            --            --
                                                                   --------     ---------     ---------
         Net cash provided by financing activities ............      12,748        95,635       146,036
                                                                   --------     ---------     ---------
Effect of exchange rate changes on cash and cash
  equivalents .................................................       1,216        (1,534)         (851)
                                                                   --------     ---------     ---------
Increase (decrease) in cash and cash equivalents ..............        (156)        3,411        (9,827)
Cash and cash equivalents, beginning of period ................      22,479        19,068        28,895
                                                                   --------     ---------     ---------
Cash and cash equivalents, end of period ......................    $ 22,323     $  22,479        19,068
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

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its majority controlled and owned subsidiaries. Investments in unconsolidated entities, representing ownership interests between 20% and 50%, are accounted for using the equity method of accounting. All material intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior years' financial statements to conform to fiscal year 2001 presentation.

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

REVENUE RECOGNITION

    Product sales are recognized upon shipment of goods and are reduced by provisions for discounts, returns and allowances based on the Company's historical and anticipated experience.

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

INCOME TAXES

    Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax benefit (expense) is the result of changes in the asset and liability for deferred taxes. A valuation allowance is established against deferred tax assets when all or some portion, of such assets is unlikely to be realized.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    The financial statements of the Company's foreign subsidiaries are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are primarily translated at average monthly rates of exchange prevailing during the fiscal year. The resultant translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Company accounts for derivative instruments and hedging activities in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and No. 138. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not currently have any derivative instruments and therefore adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial position or results of operations for fiscal year 2001.

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS

       The Company accounted for shipping and handling fees and costs in accordance with the provisions of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. It also states that a company may record shipping and handling costs in cost of sales. If such costs are significant and are not included in cost of sales (that is, if those costs are accounted for together or separately on other income statement line items), a company should disclose both the amount(s) of such costs and the line item(s) on the income statement that include them. Freight and handling charges of $1.4 million related to customer shipping were stated on a gross basis in selling expense with a corresponding $1.3 million of revenue stated in net sales in the fourth quarter of fiscal year 2001. In the prior reporting periods, these freight and handling charges were netted with the associated billing of these costs to the Company's customers. Restatements of the prior periods to conform to EITF 00-10 were impractical because there was no system in place to capture this information in the past.

SUPPLEMENTARY CASH FLOW INFORMATION

                                                                   FOR THE YEARS ENDED
                                                                      SEPTEMBER 30,
                                                              -----------------------------
                                                                2001       2000       1999
                                                              -------    -------    -------
Cash paid for interest ...................................    $45,933    $31,890    $53,081
Cash paid for income taxes ...............................      9,530      3,520      4,369
Supplemental non-cash transactions:
     Class C Preferred Stock dividends ...................     13,986      6,624      2,261
     Class B Redeemable Preferred Stock dividend .........      2,000        500         --
     Additional capital contribution dividends ...........      4,338         --         --

    Effective January 2001, Class C Preferred Stock and additional capital contribution accrue cash dividends at 10% per annum. The syndicated bank agreement, however, precludes the payment of cash dividends.

INCOME (LOSS) PER COMMON SHARE

    Income (loss) per common share has been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic income (loss) per common share is computed by dividing income (loss) available to common stockholders by the average number of common shares outstanding during each period. Income (loss) available to common stockholders represents reported net income less preferred dividends, additional capital contribution dividends, and accretion of redemption value for redeemable common stock. Diluted income (loss) per common share reflects the potential dilution that could occur if dilutive securities and other contracts were exercised or converted into common stock or resulted in the issuance of common stock. The following table provides a reconciliation of income from continuing operations before extraordinary items and sets forth the computation for basic and diluted income (loss) per share from continuing operations before extraordinary items:

                                                                          FOR THE YEARS ENDED
                                                                             SEPTEMBER 30,
                                                                   -----------------------------------
                                                                     2001         2000         1999
                                                                   ---------     --------     --------
NUMERATOR FOR BASIC AND DILUTED:
Income (loss) from continuing operations before
  extraordinary items .........................................    $(134,455)    $(80,783)    $  2,387
Preferred stock dividends .....................................      (13,986)      (8,624)      (4,261)
Additional capital contribution dividends .....................       (4,338)          --           --
Accretion of Old Class B Redeemable Common Stock ..............           --           --       (2,223)
                                                                   ---------     --------     --------
     Loss from continuing operations before
       extraordinary items available for common
       stockholders ...........................................    $(152,779)    $(89,407)    $ (4,097)
                                                                   =========     ========     ========
DENOMINATOR -- SHARES:
Weighted average common shares outstanding (basic) ............       59,824       59,824       43,936
Add potential common shares:
  Old Class B Redeemable Common Stock .........................           --           --        4,909
Less antidilutive effect of potential common shares ...........           --           --       (4,909)
                                                                   ---------     --------     --------
     Weighted average common shares outstanding
       (diluted) ..............................................       59,824       59,824       43,936
                                                                   =========     ========     ========
LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS AVAILABLE FOR COMMON
  STOCKHOLDERS:
  Basic and diluted ...........................................    $   (2.55)    $  (1.49)    $  (0.10)
                                                                   =========     ========     ========

RECENT ACCOUNTING PRONOUNCEMENTS

    SFAS No. 141, "Business Combinations" is effective for the Company on July 1, 2001. SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.

    SFAS No. 142, "Goodwill and Other Intangible Assets" is effective for the Company for fiscal years beginning after December 15, 2001, but may be adopted early as of the beginning of fiscal 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets, (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company plans to adopt early this pronouncement in fiscal 2002 and expects no impairment in its goodwill and other intangible assets, and to cease the amortization of goodwill that approximates $9.0 million.

NOTE 2 -- LIQUIDITY

     As of September 30, 2000, the Company was not in compliance with certain covenants of its syndicated credit facility, which gave the lenders the right to accelerate payment of all amounts outstanding under the facility. In December 2000, the lenders granted a waiver with respect to these covenants as of September 30, 2000, December 29, 2000, and March 31, 2001 that extended through April 30, 2001, at which time any defaults would once again arise. As the Company did not expect to be in compliance with its covenants once the waiver expired, all outstanding borrowings under the credit facility were classified as a current liability as of September 30, 2000.

     In connection with granting the waivers, the lenders agreed to reschedule principal payments within fiscal year 2001. The lenders also accelerated the final maturity of the term loan and the termination date for the revolving credit commitments to June 30, 2002 from June 30, 2004. The Company was obligated to deliver a financial plan through September 30, 2002, which detailed cash flow projections on a monthly basis as well as proposed alternatives for the refinancing of the syndicated credit facility or recapitalization of the Company.

     In April 2001, the Company submitted its financial plan to its lenders, detailing operating initiatives that reduce existing infrastructure and working capital requirements. Additionally, the plan identified alternative sources of capital to repay the bank debt within newly defined terms, which may include the sale of non-strategic assets, debt refinancing and additional equity infusions.

     On May 31, 2001, the Company's lenders agreed with the financial plan and the terms to restructure the Company's $310.0 million credit facility. Upon receipt of the amended credit agreement, long-term portions of borrowings were reclassified from current liabilities to long-term debt. Among other things, the amendment extended the final maturity of the credit facility from the previously agreed on date of June 30, 2002 to December 31, 2002, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings, and revised covenant obligations. Additionally, the amendment requires the Company to submit monthly reports comparing actual cash flows to projections as well as describing the progress and status of any asset sales.

    Interim principal obligations under the amendment included $16.0 million due in the fourth quarter of fiscal year 2001, and $19.0 million, $4.0 million, $31.0 million, and $9.0 million due in the first, second, third, and fourth quarters of fiscal year 2002, respectively. All remaining amounts will be due in the first quarter of fiscal year 2003.

    The Company met all required principal and interest payments during fiscal year 2001, and was in compliance with all of its financial covenants under the amended credit agreement at September 30, 2001. In October 2001, the Company completed the sale of an office building in Seoul, South Korea, which generated net proceeds of approximately $20.0 million. The Company used $19.5 million of the proceeds to pay the scheduled $19.0 million of its syndicated debt in October 2001. The Company also sold one of its noncore businesses during fiscal year 2002, which generated additional proceeds of approximately $17.6 million. The Company used $13.0 million of the proceeds to prepay its syndicated debt in January 2002. When combined with cash flows expected to be generated from on-going operations, these additional proceeds will enable the Company to meet all obligations and covenants under the credit facility through September 30, 2002. Supporting this assertion is the fact that the Company has exceeded all cash flow projections on a cumulative basis since March 2001. The Company believes it can continue to improve its operating cash flows through aggressive cash collection efforts, disciplined inventory purchases, and lower operating expenses following the Global Restructuring and Optimization Plan.

    Whereas the Company expects to meet its obligations as well as covenant requirements under the amended credit facility through September 30, 2002, the Company must successfully execute a refinancing or recapitalization plan prior to December 31, 2002 in order to meet the final maturity of the facility. Based on current projections, the Company will be obligated to pay $230.2 million during the first quarter of fiscal year 2003. The Company intends to pursue various alternatives in order to complete the refinancing or recapitalization, however there can be no assurances that it will be able to do so. Failure to comply with existing covenants which would make the syndicated debt callable, or inability to obtain adequate financing with reasonable terms prior to December 31, 2002 could have a material adverse impact on the Company's business, results of operations, or financial condition.

    As a result of the Global Restructuring and Optimization Plan the Company has made significant strides in the enhancement of its cash flow. During fiscal year 2001, operating activities of the Company utilized $55.0 million less cash as compared to fiscal year 2000. This improvement in cash flow was primarily due to positive impacts of a decrease in operating expenses related to a 21.2% reduction in global headcount since August 2000 and an overall reduction in working capital arising from strong accounts receivable collections and improved production planning over the Company's inventory levels. These working capital improvements were partially offset by severance related costs due to restructuring and other non-recurring expenses in connection with the Global Restructuring and Optimization Plan.

    Capital expenditures decreased to $14.3 million for the year ended September 30, 2001, from $41.5 million for the year ended September 30, 2000. The decrease was primarily due to a substantial portion of the investment in Seminis' new headquarters and production facility being incurred in fiscal year 2000, resulting in a significant decrease in overall capital expenditures in the year ended September 30, 2001. During fiscal year 2001, the Company sold its properties in Saticoy, California, Filer, Idaho, and Vineland, New Jersey as part of its efforts to reduce and consolidate operation and production facilities. Other investing activities for the year ended September 30, 2001 included approximately $14.1 million in proceeds from the sale of non-operating assets.

    In October and November 2000, Seminis received $31.9 million and $14.0 million respectively, of additional capital contributions from Savia. The Company is obligated to pay dividends on these contributions at the rate of 10.0% per year. Through the year ended September 30, 2001, $4.3 million of accrued dividends pertaining to this transaction have been recorded of which $3.5 million are classified in accrued liabilities and $.8 million were paid-in-kind in the form of additional shares and are classified in additional paid in capital.

    The Company had $2.5 million of accrued dividends relating to Class B Mandatorily Redeemable Preferred Stock at September 30, 2001. These accrued dividends are classified within mandatorily redeemable stock.

    Seminis' total indebtedness as of September 30, 2001 was $336.1 million, of which $293.2 million were borrowings under the current credit agreement. Additionally, $16.9 million, $6.1 million, $8.0 million, $3.3 million, and $4.6 million were borrowings by the United States, Chilean, Italian, Spanish, and Korean subsidiaries, respectively, and $4.0 million were borrowings primarily by other foreign subsidiaries.

    Seminis' exposure to foreign currency fluctuations is primarily due to foreign currency gains or losses that occur from intercompany loans between Seminis and its foreign subsidiaries and from the U.S. dollar denominated loan, originated by SVS Holland, B.V., a foreign subsidiary of Seminis. Seminis does not have any material outstanding hedging contracts as of September 30, 2001.

NOTE 3 -- GLOBAL RESTRUCTURING AND OPTIMIZATION PLAN

    In February 2000, the Company announced a global cost saving initiative designed to streamline operations, increase utilization of facilities and improve efficiencies. The first phase of the initiative, which commenced in fiscal year 2000, and focused on North American operations, was completed by the end of fiscal year 2001. In June 2000, the Company announced the second phase, which was targeted at its global operations. An expansion of phase two of the plan was launched in the third quarter of fiscal year 2001 and is expected to be completed by the end of fiscal year 2002. The key elements to Seminis' global restructuring and optimization plan involve:

-   Reorganizing its 10 legacy seed companies into four geographical regions;

-   Reducing operation and production facilities;

- Reducing headcount that results from the reorganization and facility consolidation;

-   Rationalizing the product portfolio;

-   Implementing an advanced global logistics management information system; and

-   Divesting non-strategic assets.

    In connection with phase one of the Global Restructuring and Optimization Plan, the Company recorded nonrecurring pre-tax charges to operations of approximately $34.4 million for restructuring costs during fiscal year 2000 that included severance and other exit costs, inventory write-downs and costs associated with streamlining the products portfolio. Of this amount, $18.4 million was included in cost of goods sold for inventory write-downs. The remaining $16.0 million was included in selling, general and administrative expenses and consisted primarily of severance costs. The total phase one and initial phase two severance charge related to a planned 600-employee reduction worldwide in both operational and administrative groups.

As part of the Implementation of the expanded second phase of the Global Restructuring and Optimization Plan, a pre-tax charge of $12.0 million was recorded in selling, general and administrative expenses by the Company in the third quarter of fiscal year 2001. This charge primarily related to severance and related costs, resulting from an additional planned 250-employee reduction worldwide in both operational and administrative groups. Further employee reductions were identified in the fourth quarter of fiscal year 2001. Additionally, the Company recorded non-cash inventory write-downs of $58.2 million in cost of goods sold in order to comply with more stringent seed quality standards and to further rationalize the Company's product portfolio from 6,000 to 4,000 varieties. The Company also sold its properties in Saticoy, California, Filer, Idaho, Vineland, New Jersey and South Korea as part of its efforts to reduce and consolidate operation and production facilities.

    There were 758 and 144 employees severed in fiscal year 2001 and 2000, respectively, primarily as part of the Global Restructuring and Optimization Plan.

    Remaining components of the restructuring accruals are as follows:

                                                          AMOUNTS       BALANCE AT       ADDITIONAL      AMOUNTS        BALANCE AT
                                           CHARGES        INCURRED     SEPTEMBER 30,       CHARGES       INCURRED      SEPTEMBER 30,
                                             2000           2000           2000             2001           2001            2001
                                           -------        --------     -------------     ----------      ---------     -------------
Severance and related expenses .........     $14.0         $ (1.8)         $12.2           $12.0          $(12.3)         $11.9
Inventory write-down ...................      18.4          (18.4)            --           $58.2          $(58.2)            --
Other ..................................       2.0           (2.0)            --              --              --             --
                                             -----         ------          -----           -----          ------          -----
   Total ...............................     $34.4         $(22.2)         $12.2           $70.2          $(70.5)         $11.9
                                             =====         ======          =====           =====          ======          =====

    To date, there have been no material adjustments to amounts accrued under the plan.

NOTE 4 -- MERGERS AND ACQUISITIONS

HUNGNONG SEED CO., LTD

    In July 1998, the Company acquired newly and previously issued common stock of Hungnong Seed Co., Ltd. ("Hungnong"), a South Korean vegetable seed company representing a 70% ownership interest, for $120,620. The acquisition was funded by capital contributions by the Company's stockholders (Note 10) and borrowings under the Company's long-term debt facility (Note 9). The results of Hungnong's operations have been consolidated with those of the Company since the date of acquisition. The gross acquisition cost of $120,620 includes $86,687 of acquired cash.

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

UNAUDITED PRO FORMA RESULTS

    Unaudited pro forma consolidated results of operations are presented in the table below for the year ended September 30, 1999. The pro forma results reflect the Hungnong and Choong Ang fiscal year 1998 acquisitions, as well as the fiscal year 1999 Hungnong put option purchase, as if they had occurred at the beginning of the fiscal year:

                                                                         1999
                                                                      ---------
Total revenues .....................................................  $ 530,633
Income (loss) from continuing operations before extraordinary
  items ............................................................        288
Loss from continuing operations before extraordinary items
  available for common stockholders ................................     (6,446)
Loss from continuing operations before extraordinary items
  available for common stockholders per common share
  Basic and diluted ................................................  $   (0.15)
Weighted average common shares outstanding
  Basic and diluted ................................................     43,936

    In management's opinion, the unaudited pro forma consolidated results of operations may not necessarily be indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal year 1999 or of future operations of the combined companies under the ownership and management of the Company.

NOTE 5 -- INVENTORIES

    Inventories consist of the following at September 30, 2001 and 2000:

                                                             2001        2000
                                                           --------    --------
Seed ..................................................    $246,250    $290,629
Unharvested crop growing costs ........................      25,857      31,663
Supplies ..............................................       7,576      10,995
                                                           --------    --------
          Total net inventories .......................    $279,683    $333,287
                                                           ========    ========

    Inventories are presented net of reserves of $114,316 and $94,640 at September 30, 2001 and 2000, respectively. Non-cash inventory write-downs of approximately $73,851 and $58,948 were taken in fiscal years 2001 and 2000, respectively. The write-downs in fiscal year 2001 included approximately $58.2 million of charges taken in conjunction with the Company's Global Restructuring and Optimization Plan. During fiscal year 2001, the Company rationalized its product line from 6,000 to 4,000 varieties as well as imposed more stringent quality standards.

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following at September 30, 2001 and 2000:

                                                              2001          2000
                                                           ---------     ---------
Land ..................................................    $  42,383     $  72,763
Buildings and improvements ............................      123,893       137,063
Machinery and equipment ...............................       67,518        70,523
Construction in progress ..............................        7,073           606
                                                           ---------     ---------
                                                             240,867       280,955
Less: accumulated depreciation ........................      (58,606)      (54,450)
                                                           ---------     ---------
                                                           $ 182,261     $ 226,505
                                                           =========     =========

NOTE 7 -- INTANGIBLE ASSETS

    Intangible assets at September 30, 2001 and 2000 consist of the following and are net of accumulated amortization for the respective fiscal years as parenthetically noted:

                                                             2001        2000
                                                           --------    --------
Goodwill (net of $28,017 and $21,654) .................    $ 93,082    $128,387
Software costs (net of $14,603 and $8,017) ............      17,747      23,491
Trademarks (net of $6,980 and $6,101) .................       7,920       8,799
Germplasm (net of $64,044 and $58,261) ................      35,087      48,662
Other intangible assets (net of $10,109 and $6,972) ...      15,828      18,500
                                                           --------    --------
                                                           $169,664    $227,839
                                                           ========    ========

NOTE 8 -- ACCRUED LIABILITIES

    Accrued liabilities consist of the following at September 30, 2001 and 2000:

                                                             2001       2000
                                                           -------    -------
Employee salaries and related benefits ................    $34,504    $46,110
Seedmen's errors and omissions ........................      3,595      3,328
Interest ..............................................      1,184      6,692
Other .................................................     49,886     40,323
                                                           -------    -------
                                                           $89,169    $96,453
                                                           =======    =======

NOTE 9 -- LONG-TERM DEBT

    Long-term debt consists of the following at September 30, 2001 and 2000:

                                                             2001           2000
                                                           ---------     ---------
Syndicated credit agreement borrowings ................    $ 293,200     $ 322,300
South Korean borrowings due in annual installments
  through 2007 ........................................        1,956         2,632
GE Capital borrowings .................................       16,077        17,773
Other borrowings ......................................        5,192         6,421
                                                           ---------     ---------
                                                             316,425       349,126
Less current portion ..................................      (67,527)     (325,658)
                                                           ---------     ---------
                                                           $ 248,898     $  23,468
                                                           =========     =========

    Other borrowing consist of various domestic and foreign, government and non-government loans of less than $2,000 each, bearing interest annually at average rates of 8.5% through 2007.

    As of September 30, 2001, long-term debt maturities are as follows:

              YEAR ENDING
              SEPTEMBER 30
              ------------
              2002.....................................    $ 67,527
              2003.....................................     233,242
              2004.....................................       2,703
              2005.....................................       2,807
              2006.....................................       2,801
              Thereafter...............................       7,345
                                                           --------
                                                           $316,425
                                                           ========

    In July 1999, the Company entered into a new credit agreement with Bank of Montreal and Harris Trust and Savings Bank providing for a $350,000 credit facility. The Company used a portion of the net proceeds of its initial public offering (Note 10) and funds available under the new credit facility to pay loan origination fees and repay indebtedness under its previous credit agreement. The Company's $350,000 credit facility consists of a term loan in the amount of $200,000 and a revolving line of credit in the amount of $150,000. The term loan required semi-annual payments, with the remaining balance due and the revolving line of credit originally maturing on June 30, 2004.

    The July 1999 agreement contains a number of financial covenants, including net worth and indebtedness tests, and limitations on its ability to make acquisitions, transfer or sell assets, create liens, pay dividends, enter into transactions with its affiliates or enter into a merger, consolidation or sale of substantially all of its assets. The agreement is secured by the intellectual property of Seminis and 100% of the shares of Seminis Vegetable Seeds, Inc., a wholly owned subsidiary of Seminis, Inc., and shares of some other international subsidiaries. The credit agreement provides for events of default typical of facilities of its type, as well as an event of default if Pulsar Internacional, S.A. de C.V., together with its affiliates, which includes Savia, fails to hold a majority of the board of directors or direct management of the Company or control at least 51% of the voting rights of the Company.

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

    In April 2001, the Company submitted a financial plan to its lenders under its syndicated credit facility, detailing operating initiatives that reduce existing infrastructure and working capital requirements. Additionally, the plan identified alternative sources of capital to repay the bank debt within newly defined terms, which may include the sale of non-strategic assets, debt refinancing and additional equity infusions.

     On May 31, 2001, the Company's lenders agreed with the financial plan and the terms to restructure the Company's $310.0 million credit facility. Under the revised maturity schedule of the amended credit agreement, long-term portions of borrowings have been reclassified from current liabilities to long-term debt. The amendment extended the final maturity of the credit facility from the previously agreed on date of June 30, 2002 to December 31, 2002, with principal payments of $63.0 million due in fiscal year 2002. The Company expects to fund these principal payments through improved operating cash flows and the sale of non-strategic assets. The amended credit agreement bears interest according to a grid pricing formula based on the achievement of specified debt levels with current interest at the prime rate plus 2.25%. The effective interest rate at September 2001 was 8.5%. Under the terms of the amended credit agreement, the Company believes it will be able to satisfy all revised covenants ratios during the remaining term of the agreement. The Company is continuing to pursue its efforts of finding alternative sources of capital to improve its capital structure and repay the bank debt.

     At September 30, 2001, the Company was in compliance with all of its financial covenants and obligations under the amended credit agreement.

    Loan origination fees of $3,611 were capitalized in fiscal year 1999 in connection with the July 1999 credit agreement, $2,222 were capitalized in fiscal year 2000 in connection with the amended credit agreement, and $2,985 were capitalized in fiscal year 2001 in connection with the May 2001 amended credit agreement. The fees are being amortized to interest expense over the life of the agreement. Interest expense includes amortization of loan origination fees of $3,075, $843, and $1,560 in fiscal years 2001, 2000, and 1999, respectively.

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

    For the fiscal year ended September 30, 2001, the Company incurred interest at a weighted-average rate of 11.19% per annum.

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

    The redemption price of the Old Class B Redeemable Common Stock accreted at an annual rate of approximately 6%. The redemption price was $7.48 per share on the June 18, 1999 conversion date, and $7.15 per share on October 1, 1998.

CLASS A COMMON STOCK

    The Company is authorized to issue up to 211,000 shares of Class A Common Stock. Upon completion of the Company's initial public offering in July 1999, the Company issued 13,750 shares of Class A Common Stock. In addition, 3,677 shares were reserved for issuance of stock options. Class A Common Stock is entitled to one vote per share.

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

    In the fourth quarter of fiscal year 2001, 706 shares of Class B Common Stock were converted to Class A Common Stock and in the second quarter of fiscal year 2000, 226 shares of Class B Common Stock were converted to Class A Common Stock.

CLASS C PREFERRED STOCK

    The Company is authorized to issue up to 14 shares of its Class C Preferred Stock. In December 1998, Savia made an equity investment in Seminis of $10,000 in exchange for 1 shares of Class C Preferred Stock to finance the purchase of shares of Hungnong which Seminis was obligated to purchase from the minority shareholders. In March 1999, Savia made an additional equity investment in Seminis of $20,000 in exchange for 2 shares of Class C Preferred Stock to finance working capital requirements. In July 1999, the Company converted $12,300 of an intercompany advance from Savia into 1.2 shares of Class C Preferred Stock. In April, May and June 2000, the company converted $22,000, $14,000 and $6,000 respectively, of intercompany advances from Savia into 2.2 shares, 1.4 shares and .6 shares of Class C Preferred Stock. In August and September 2000, Savia made additional equity investments of $10,000 and $14,000, respectively, in exchange for 1.0 shares and 1.4 shares of Class C Preferred Stock.

    Shares of Class C Preferred Stock have no voting rights and are redeemable at the option of the Company. Dividends accrue cumulatively at the rate of 10% per year and are payable quarterly. Dividends payable through January 2001 are payable by issuing additional fully paid and non assessable shares of Class C Preferred Stock. Subsequently, the dividends are part of the accrued liabilities.

     The liquidation value of Class C Preferred Stock at September 30, 2001, included $8,989 of accrued cash dividends classified in accrued liabilities.

ADDITIONAL CAPITAL CONTRIBUTIONS

    In October and November 2000, the Company received additional capital contributions of $31.9 million and $14.0 million, respectively, from Savia to finance additional working capital requirements. The Company is obligated to pay dividends on these contributions at the rate of 10% per year.

NOTE 11 -- INCOME TAXES

    Income (loss) from continuing operations before income taxes and extraordinary items consists of the following:

                                                   2001          2000         1999
                                                ---------     ---------     --------
U.S. operations ............................    $ (98,826)    $ (90,311)    $(10,936)
Foreign operations .........................        4,346       (15,026)      15,819
                                                ---------     ---------     --------
                                                $ (94,480)    $(105,337)    $  4,883
                                                =========     =========     ========

    The expense (benefit) for income taxes consists of the following:

                                              2001         2000         1999
                                            --------     --------     --------
Current:
  Federal ..............................    $     --     $     --     $ (2,150)
  State ................................         125          806         (183)
  Foreign ..............................       6,336       12,099       10,329
                                            --------     --------     --------
                                               6,461       12,905        7,996
                                            --------     --------     --------
Deferred:
  Federal ..............................      23,355      (32,466)      (1,705)
  State ................................       2,702       (2,824)        (145)
  Foreign ..............................       7,457       (2,169)      (3,650)
                                            --------     --------     --------
                                              33,514      (37,459)      (5,500)
                                            --------     --------     --------
                                            $ 39,975     $(24,554)    $  2,496
                                            ========     ========     ========

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 2001 and 2000 are as follows:

                                                                2001         2000
                                                              --------     --------
Deferred tax assets:
  Accounts Receivable ....................................    $  2,626     $  1,396
  Inventories ............................................      23,411       20,353
  Other accruals .........................................      12,338       10,636
  Net operating loss carryforwards and other credits .....      59,135       42,732
                                                              --------     --------
          Total deferred tax assets ......................      97,510       75,117
  Valuation allowances and reserves ......................     (62,769)     (18,601)
                                                              --------     --------
          Net deferred tax assets ........................      34,741       56,516
                                                              --------     --------
Deferred tax assets (liabilities):
  Fixed and Intangible Assets ............................     (28,640)     (37,164)
  Accrued taxes on undistributed foreign earnings ........     (21,837)     (13,653)
                                                              --------     --------
          Total deferred tax assets (liabilities) ........     (50,477)     (50,817)
                                                              --------     --------
                                                              $(15,736)    $  5,699
                                                              ========     ========

    Based upon assessment of the net deferred tax assets in the United States and foreign jurisdictions, an increase in the valuation allowance on the remaining deferred tax assets in the United States and the Netherlands was considered necessary as of September 30, 2001.

    The valuation allowance for deferred tax assets as of September 30, 2001 and 2000 was $62,769 and $18,601, respectively. The net change in the total valuation allowance for the years ended September 30, 2001 and 2000 was an increase of $44,168 and an increase of $11,521, respectively.

    The Company's tax asset for net operating loss carryforwards and other credits primarily consists of a Netherlands net operating loss carryforward of $45,655 which has an indefinite life, and a United States net operating loss carryforward of $94,456 which will expire in 2020 and 2021.

    To address current cash flow needs in the United States, the repatriation strategy during fiscal year 2001 for earnings in Korea was changed. Accordingly, tax was recorded for previously undistributed Korean earnings. The earnings for certain other foreign subsidiaries will only be repatriated to the United States to the extent the foreign taxes can be utilized as foreign tax credits against federal taxes.

     The expense (benefit) for income taxes varies from income taxes based on the federal statutory rate as follows:

                                                                                   2001         2000         1999
                                                                                 --------     --------     --------
Income tax (benefit) at statutory Federal rate ..............................    $(33,068)    $(36,868)    $  1,709
State and local income tax (benefit), net of Federal income tax effect ......        (168)      (1,312)        (213)
Research and other tax credits ..............................................      (1,064)      (1,358)      (1,034)
Repatriated foreign earnings.................................................      23,739           --           --
Foreign earnings taxed at different rates ...................................       4,385       (2,051)        (317)
Net increase (decrease) in valuation allowances and reserves ................      44,168       11,521         (134)
Goodwill amortization .......................................................       3,194        3,558        2,672
Other .......................................................................      (1,211)       1,956         (187)
                                                                                 --------     --------     --------
                                                                                 $ 39,975     $(24,554)    $  2,496
                                                                                 ========     ========     ========

NOTE 12 -- EMPLOYEE BENEFITS

PENSION AND RETIREMENT PLANS

    U.S. Plans. The Company maintains a Company-sponsored defined contribution savings plan covering eligible employees. Company contributions are based on a percentage of employee contributions and on employee salaries. Company contributions totaled $2,428, $2,499, and $2,208 in fiscal years 2001, 2000, and 1999, respectively. The Company also maintains a qualified profit sharing plan. Annual contributions are made at the discretion of the Company's board of directors and totaled $566, $440, and $1,058 in fiscal years 2001, 2000, and 1999, respectively.

    Foreign Plans. In accordance with the local statutory requirements, the Company sponsors retirement and severance plans at several of its foreign locations. The Company has an accrual of $11,531 at September 30, 2001 and $12,932 at September 30, 2000 for anticipated payments to be made to foreign employees upon retirement or termination.

    The Company provides a defined-benefit pension plan in the Netherlands (the "Netherlands Plan") as required by statute. The following provides a reconciliation of the benefit obligation, plan assets and funded status of the Netherlands Plan as of September 30, 2001 and 2000.

                                                                        2001         2000
                                                                      --------     --------
CHANGE IN PROJECTED BENEFIT OBLIGATION:
  Projected benefit obligation at beginning of year ..............    $ 34,193     $ 32,597
  Service cost ...................................................       1,393        1,509
  Interest cost ..................................................       2,265        1,752
  Actuarial loss .................................................       3,019        4,710
  Benefits paid ..................................................        (844)          --
  Translation difference .........................................       1,653       (6,375)
                                                                      --------     --------
  Projected benefit obligation at end of year ....................      41,679       34,193
                                                                      --------     --------
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year .................      31,978       36,564
  Actual return on plan assets ...................................         671          884
  Contributions ..................................................       1,035          966
  Benefits paid ..................................................        (844)          --
  Translation difference .........................................       1,303       (6,436)
                                                                      --------     --------
  Fair value of plan assets at end of year .......................      34,143       31,978
                                                                      --------     --------
  Funded status of plan ..........................................      (7,536)      (2,215)
  Unrecognized net loss ..........................................      10,981        7,032
  Unrecognized prior service cost ................................      (3,322)      (3,380)
                                                                      --------     --------
  Prepaid pension asset ..........................................    $    123     $  1,437
                                                                      ========     ========

    The components of net pension expense of the Netherlands Plan, based on the most recent valuation dates, are as follows:

                                                  2001        2000        1999
                                                -------     -------     -------
Service cost ...............................    $ 1,393     $ 1,509     $ 1,236
Interest cost ..............................      2,265       1,752       1,928
Actual gain on plan assets .................       (649)       (960)     (3,992)
Net amortization and deferral ..............     (1,294)     (1,256)      1,403
                                                -------     -------     -------
                                                $ 1,715     $ 1,045     $   575
                                                =======     =======     =======

    Assumptions used in the above calculations are as follows:

                                                              2001    2000    1999
                                                              ----    ----    ----
        Weighted-average discount rate...................     6.0%    6.3%    6.0%
        Rate of future compensation increases............     5.5     5.5     5.0
        Long-term rate of return on plan assets..........     8.0     8.0     7.5

STOCK OPTION PLAN

    In 1998, the Company adopted the Seminis 1998 Stock Option Plan (the "Stock Option Plan") under which key employees and board of director members may be granted options to purchase shares of the Company's authorized and issued Class A Common Stock. The board of directors reserved 3,677 shares for issuance under the plan, and, in July 1998, awarded options to acquire 267 shares by plan participants. During October 1999 and August 2000, 520 options and 432 options were issued at $7.63 and $1.56 per share, respectively. During October 2000 and August 2001, 513 options and 950 options were issued at $1.36 and $1.18 per share, respectively. Under the Stock Option Plan, the option exercise price is equal to fair market value at the date of grant.

    Options currently expire no later than ten years from the grant date and generally vest over four years. Proceeds received by the Company from exercises will be credited to common stock and additional paid-in capital.

    Stock option plan activity during the three years ended September 30, 2001 was as follows:

                                                          NUMBER      WEIGHTED AVERAGE
                                                         OF SHARES     EXERCISE PRICE
                                                         ---------    ----------------
             September 30, 1998......................      3,410               --
               Grants................................         --               --
               Exercises.............................         --               --
               Cancellations.........................         --               --
                                                           -----
             September 30, 1999......................      3,410               --
               Grants................................       (952)          $ 4.87
               Exercises.............................         --               --
               Cancellations.........................        135            13.02
                                                           -----
             September 30, 2000......................      2,593
               Grants................................     (1,462)            1.24
               Exercises.............................         --               --
               Cancellations.........................        434             7.11
                                                           -----
             September 30, 2001......................      1,565
                                                           =====

    The following table summarizes information concerning currently outstanding and exercisable stock options:

                                    NUMBER                              NUMBER
                                  OUTSTANDING                        EXERCISABLE
                                     AS OF          REMAINING          AS OF
               EXERCISE PRICE       9/30/01      CONTRACTUAL LIFE      9/30/01
               --------------     -----------    ----------------    -----------
               $ 1.18........          950          9.92 years             0
                 1.36........          434          9.04 years             0
                 1.56........          308          8.92 years            77
                 7.63........          311          8.04 years            78
                18.71........          109          6.75 years            82
                                    ------                               ---
                                     2,112                               237
                                    ======                               ===

    Pro forma information regarding net income is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted under the fair market value method of that statement. The weighted average fair value of options granted in fiscal year 2000 was $2.80 per share using the Black-Scholes option pricing model, assuming a weighted average risk-free interest rate of 6.03%, an expected life of five years and no projected dividend yields. Stock price volatility was 55% and 100% for the October 1999 and August 2000 grants, respectively. The weighted average fair value of options granted in fiscal year 2001 was $0.96 per share using the Black-Scholes options pricing model, assuming a weighted average risk-free interest rate of 5.04%, an expected life of five years and no projected dividend yields. Stock price volatility was 100% for both the October 2000 grants and August 2001 grants.

    For purposes of pro forma disclosures, the estimated fair market value of the options is amortized to expense over the options' vesting periods. There is no material difference in net loss per share in applying the pro forma provisions of SFAS No. 123 for the years ended September 30, 2001, 2000 and 1999.

STOCK AWARD PLAN

    During the quarter ended June 29, 2001, the Company adopted a stock award plan that is subject to shareholders' approval. Certain key executives will be awarded with Company shares that vest after meeting certain quarterly performance criteria over 18 months. Upon meeting each quarterly goal, the shares awarded are immediately vested subject to shareholders' approval. Total number of shares eligible to be awarded under this plan is 4.8 million. Performance targets were met for the first two quarters of the defined periods of the stock award plan, which resulted in an accrual of approximately $2.6 million recorded in selling, general and administrative expenses based on current market value of Common Stock at the date the award was earned.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases land, buildings, machinery and equipment under operating leases. Rental expenses aggregated approximately $9,461, $11,973, and 12,420 in fiscal years 2001, 2000, and 1999, respectively.

    Minimum annual lease commitments under non-cancelable operating leases at September 30, 2001 are as follows:

          YEAR ENDING
          SEPTEMBER 30,
          -------------
            2002...................................  $ 6,225
            2003...................................    4,321
            2004...................................    3,239
            2005...................................    1,915
            2006...................................      719
            Thereafter.............................      750
                                                     -------
                                                     $17,169
                                                     =======

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

                                                       2001        2000        1999
                                                     --------    --------    --------
Net sales:
  United States .................................    $140,016    $138,774    $151,271
  Italy .........................................      37,933      41,789      50,928
  South Korea ...................................      56,583      60,732      53,469
  Spain .........................................      25,717      28,153      28,622
  Mexico ........................................      27,809      22,578      34,426
  Other foreign .................................     161,837     182,419     211,917
                                                     --------    --------    --------
          Consolidated net sales ................    $449,895    $474,445    $530,633
                                                     ========    ========    ========

    Long-lived assets other than financial instruments and deferred tax assets located in the Company's country of domicile, located in individual foreign countries representing more than 10% of the Company's consolidated long-lived assets and located in all other foreign countries in total in which the Company holds assets are summarized as follows:

                                                                 2001        2000
                                                               --------    --------
Long-lived assets:
  United States ...........................................    $159,169    $180,101
  The Netherlands .........................................      32,724      33,804
  South Korea .............................................     125,608     194,939
  Other foreign ...........................................      50,111      61,694
                                                               --------    --------
          Consolidated long-lived assets ..................    $367,612    $470,538
                                                               ========    ========

NOTE 15 -- RELATED PARTIES

    Balances and transactions with related parties included in the consolidated financial statements are as follows:

        (a) Research and development expenses included $2,255 in fiscal year 2001 and $2,500 in fiscal years 2000 and 1999 in biotechnology research fees incurred pursuant to an agreement between the Company and Bionova Holding Corporation, a publicly traded company. Savia is the majority stockholder in Bionova.

        (b) On February 1, 1999, the subordinated debt of $35,857 payable to Savia was converted into 1,916 shares of Class B Common Stock at $18.71 per share.

        (c) At September 30, 2000, Savia owned 11.70 shares of Class C Preferred Stock. The amount consists of an equity investment made by Savia of $10,000 in December 1998 in exchange for 1 shares of Class C Preferred Stock to finance the purchase of shares of Hungnong (Note 2) and an equity investment in March 1999 of $20,000 in exchange for 2 shares to finance working capital requirements. In addition, Seminis borrowed $20,000 in January 1999 from Savia. Seminis used net proceeds from its initial public offering to repay $7,700 of the intercompany advance and the remaining $12,300 was converted into 1.23 shares of Class C Preferred Stock. The remaining 0.23 shares were issued as payment in kind dividends during fiscal year 1999. In April, May and June 2000, Savia converted $22,000, $14,000 and $6,000 of intercompany advances, respectively, to 2.20, 1.40 and .60 shares of Class C Preferred Stock. In August and September 2000, Savia made additional equity investments of $10,000 and $14,000 in exchange for 1.00 and 1.40 shares of Class C Preferred Stock. The remaining .64 shares were issued as payment in kind dividends during fiscal year 2000.

        (d) In October and November 2000, Savia made additional capital contributions of $31,850 and $14,000, respectively.

        (e) In fiscal year 2001, the Company had sales of $944 to Agrobionova, an affiliate of Savia, and a receivable of $617 at September 30, 2001. The Company also had sales of $296 to Bionova, an affiliate of Savia, and a corresponding receivable of $296 at September 30, 2001.

NOTE 16 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

    The seed business is highly seasonal. Generally, net sales are highest in the second fiscal quarter due to increased demand from Northern Hemisphere growers who plant seed in the early spring. Seminis recorded 33.7% and 39.3% of its fiscal year 2001 and 2000 net sales, respectively, during its second fiscal quarter. Seminis' results in any particular quarter should not be considered indicative of those to be expected for a full year.

    The following table sets forth results of operations data for the last eight fiscal quarters.

                                                                           QUARTER ENDED
                                        --------------------------------------------------------------------------------------
                                                     FISCAL YEAR 2001                             FISCAL YEAR 2000
                                        ------------------------------------------   -----------------------------------------
                                        DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,    DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,
                                        --------   --------  ---------   ---------   --------   --------  ---------   --------
Net sales ............................  $ 81,233   $151,514  $ 106,445   $ 110,703   $ 81,186   $186,604  $ 114,360   $ 92,295
Gross profit .........................    48,271     92,155     10,238      67,164     50,336    111,863     54,724     20,417
Net income (loss) ....................   (16,837)     4,879   (107,090)    (15,407)   (19,067)    19,408    (19,247)   (61,877)
Income (loss) from continuing
  operations before
  Extraordinary items available
  for common stockholders ............   (21,086)       216   (111,750)    (20,159)   (20,706)    17,753    (21,613)   (64,841)
Income (loss) from continuing
  operations before extraordinary
  items available for common
  stockholders per common share,
  basic and diluted ..................     (0.35)        --      (1.87)      (0.33)     (0.35)      0.30      (0.36)     (1.08)

     Results for the third quarter of fiscal year 2001 have been restated from those originally issued by the Company in order to reflect the establishment of a valuation allowance for certain deferred tax assets which should have been recognized following the losses incurred during the third quarter. The effect of the restatement was to increase tax expense and net loss by $42.6 million and increase net loss per share by $0.71.

NOTE 17 -- SUBSEQUENT EVENT

     In January 2002, the Company completed the sale of one of its non-core subsidiary, Incotec. Proceeds from the sale totalled $17.6 million, of which $13.0 million was used to prepay future debt maturities under the Syndicated Debt Facilities. The Company expects to record a gain related to the transaction.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                                                            FOREIGN
                                     BALANCE AT   ADDITIONS                                                CURRENCY
                                    BEGINNING OF  CHARGED TO                                              TRANSLATION   BALANCE AT
                                        YEAR      OPERATIONS  DEDUCTIONS  ACQUISITIONS  RECLASSIFICATION  ADJUSTMENTS   END OF YEAR
                                    ------------  ----------  ----------  ------------  ----------------  -----------   -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Year Ending September 30, 1999 ..  12,451,000    5,199,000  (2,816,000)        --                 --          4,000    14,838,000
  Year Ending September 30, 2000 ..  14,838,000    4,886,000  (5,152,000)        --                 --       (394,000)   14,178,000
  Year Ending September 30, 2001 ..  14,178,000    5,482,000  (6,461,000)        --           (385,000)      (720,000)   12,094,000
INVENTORY RESERVE
  Year Ending September 30, 1999 ..  44,263,000   11,496,000 (14,325,000)        --                 --        727,000    42,161,000
  Year Ending September 30, 2000 ..  42,161,000   58,948,000 (16,085,000)        --         11,408,000(a)  (1,792,000)   94,640,000
  Year Ending September 30, 2001 ..  94,640,000   73,851,000 (52,766,000)        --                 --     (1,409,000)  114,316,000

----------

(a) Amount primarily related to reserve reclassification of non-valued (obsolete) seed from a net inventory presentation in fiscal years 1998 and 1999, to a gross inventory presentation in fiscal years 2000 and 2001.