Form 10-Q/A
period 2001-06-29
SEMINIS INC
filed 2002-01-25
CIK 1078259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

SEMINIS, INC.

FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2001

Explanatory Note

          See Note 1 of consolidated financial statements on page 8 for information regarding revision of previously issued financial statements filed in this Form 10-Q/A (Amendment No. 1)

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMINIS, INC
CONSOLIDATED BALANCE SHEETS (Revised)
(In thousands, except per share data)

	As of	As of
	June 29,	September 30,
	2001	2000

	(Unaudited)
ASSETS:

Current assets

Cash and cash equivalents	$29,349	22,479

Accounts receivable, net	158,432	162,929

Inventories	253,304	333,287

Prepaid expenses and other current assets	3,919	3,105

Total current assets	445,004	521,800

Deferred income taxes	—	5,699

Property, plant and equipment, net	203,117	226,505

Intangible assets, net	186,065	227,839

Other assets	13,384	16,194

	$847,570	$998,037

LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDERS’ EQUITY:

Current liabilities

Short-term borrowings	$27,345	$20,178

Current maturities of long-term debt	41,891	325,658

Accounts payable	23,390	54,955

Accrued liabilities	90,645	96,453

Total current liabilities	183,271	497,244

Long-term debt	290,583	23,468

Deferred income taxes	13,323	—

Minority interest in subsidiaries	2,048	1,445

Total liabilities	489,225	522,157

Commitments and contingencies

Mandatorily redeemable stock

Class B Redeemable Preferred Stock, $0.01 par value; 25 shares authorized as of June 29, 2001 and September 30, 2000; 25 shares issued and outstanding as of June 29, 2001 and September 30, 2000	25,000	25,000

Total mandatorily redeemable stock	25,000	25,000

Stockholders’ equity

Class C Preferred Stock, $0.01 par value; 14 and 12 shares authorized as of June 29, 2001 and September 30, 2000 respectively; 12 shares issued and outstanding as of June 29, 2001 and September 30, 2000	1	1

Class A Common Stock, $0.01 par value; 211,000 and 91,000 shares authorized as of June 29, 2001 and September 30, 2000 respectively; 13,976 shares issued and outstanding as of June 29, 2001 and September 30, 2000	140	140

Class B Common Stock, $0.01 par value; 67,000 shares authorized as of June 29, 2001 and September 30, 2000; 45,848 shares issued and outstanding as of June 29, 2001 and September 30, 2000	459	459

Additional paid-in capital	762,673	712,981

Accumulated deficit	(377,326)	(244,706)

Accumulated other comprehensive loss	(52,602)	(17,995)

Total stockholders’ equity	333,345	450,880

	$847,570	$998,037

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Revised)
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended

	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Net sales	$106,445	$114,360	$339,192	$382,150

Cost of goods sold	96,207	59,636	188,528	165,227

Gross profit	10,238	54,724	150,664	216,923

Operating expenses

Research and development expenses	13,258	14,517	39,890	43,739

Selling, general and administrative expenses	54,709	61,660	146,523	163,082

Amortization of intangible assets	6,803	7,464	21,105	22,455

Total operating expenses	74,770	83,641	207,518	229,276

Loss from operations	(64,532)	(28,917)	(56,854)	(12,353)

Other income (expense)

Interest income	200	755	1,204	2,037

Interest expense	(11,181)	(9,229)	(31,801)	(24,285)

Foreign currency loss	(1,555)	(479)	(2,110)	(3,204)

Other, net	(481)	10,023	(319)	10,786

	(13,017)	1,070	(33,026)	(14,666)

Loss before income taxes	(77,549)	(27,847)	(89,880)	(27,019)

Income tax benefit (expense)	(29,541)	8,600	(29,168)	8,113

Net loss	(107,090)	(19,247)	(119,048)	(18,906)

Preferred stock dividends	(3,496)	(2,366)	(10,409)	(5,660)

Additional capital contribution dividends	(1,164)	—	(3,163)	—

Net loss available for common stockholders	$(111,750)	$(21,613)	$(132,620)	$(24,566)

Net loss available for common stockholders per common share, basic and diluted	$(1.87)	$(0.36)	$(2.22)	$(0.41)

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Revised)
(In thousands)

									Accumu-
									lated Other	Total
	Class C		Class A		Class B		Additional	Accumu-	Compre-	Stock-
	Preferred Stock		Common Stock		Common Stock		Paid-in	lated	hensive	holders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity

Balance, September 30, 2000	12	$1	13,976	$140	45,848	$459	$712,981	$(244,706)	$(17,995)	$450,880

Comprehensive loss:

Net loss (Unaudited)	—	—	—	—	—	—	—	$(119,048)	—	$(119,048)

Translation adjustment (Unaudited)	—	—	—	—	—	—	—	—	$(34,607)	$(34,607)

										$(153,655)

Additional capital contribution (Unaudited)	—	—	—	—	—	—	$45,850	—	—	$45,850

Dividends on additional capital contribution (Unaudited)	—	—	—	—	—	—	$845	$(3,163)	—	$(2,318)

Dividends on Class B Redeemable Preferred Stock (Unaudited)	—	—	—	—	—	—	—	$(1,500)	—	$(1,500)

Dividends on Class C Preferred Stock (Unaudited)	—	—	—	—	—	—	$2,997	$(8,909)	—	$(5,912)

Balance, June 29, 2001 (Unaudited)	12	$1	13,976	$140	45,848	$459	$762,673	$(377,326)	$(52,602)	$333,345

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Revised)
(In thousands)

	For the Nine Months Ended
	June 29, 2001	June 30, 2000

	(Unaudited)
Cash Flows from Operating Activities:

Net loss	$(119,048)	$(18,906)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	33,643	36,322

Deferred income tax	21,557	(24,690)

Other, primarily inventory write-downs	75,360	8,584

Changes in assets and liabilities:

Accounts receivable	(1,001)	(31,994)

Inventories	3,031	(38,612)

Prepaid expenses and other assets	151	4,470

Current income taxes	(19)	14,961

Accounts payable	(32,131)	(10,665)

Other liabilities	(11,289)	7,445

Net cash used in operating activities	(29,746)	(53,085)

Cash Flows from Investing Activities:

Purchases of fixed and intangible assets	(7,592)	(32,664)

Proceeds from disposition of assets	7,096	5,509

Proceeds from sale of MBS’ assets	—	9,712

Other	(215)	(898)

Net cash used in investing activities	(711)	(18,341)

Cash Flows from Financing Activities:

Proceeds from long-term debt	1,395	57,872

Repayment of long-term debt	(17,352)	(51,421)

Net short-term borrowings	8,033	19,188

Class B Redeemable Preferred Stock dividends	—	(1,500)

Issuance of Class C Preferred Stock	—	42,000

Additional capital contribution	45,850	—

Net cash provided by financing activities	37,926	66,139

Effect of exchange rate changes on cash and cash equivalents	(599)	(360)

Increase (decrease) in cash and cash equivalents	6,870	(5,647)

Cash and cash equivalents, beginning of period	22,479	19,068

Cash and cash equivalents, end of period	$29,349	$13,421

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

     Revision of Previously Issued Financial Statements

    The accompanying consolidated financial statements as of and for the three and nine months ended June 29, 2001 have been revised from those originally issued by the Company to reflect the establishment of a valuation allowance for certain deferred tax assets which should have been recognized following the losses incurred during the third quarter. The impact of this revision, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows (amounts in thousands):

	Three Months Ended June 29, 2001		Nine Months Ended June 29, 2001
	Previously Reported	As Revised	Previously Reported	As Revised

	(Unaudited)		(Unaudited)
Consolidated Balance Sheets (as of June 29, 2001)

Deferred-income tax assets			$29,238	$—

Deferred income tax liabilities			—	13,323

Accumulated deficit			(334,765)	(377,326)

Consolidated Statements of Operations

Income tax benefit (expense)	$13,020	$(29,541)	$13,393	$(29,168)

Net loss	(64,529)	(107,090)	(76,487)	(119,048)

Net loss available for common Stockholders	(69,189)	(111,750)	(90,059)	(132,620)

Net loss available for common Stockholders per common share, basic and diluted	(1.16)	(1.87)	(1.51)	(2.22)

Consolidated Statement of Stockholders’ Equity

Comprehensive Loss: Net Loss			$(76,487)	$(119,048)

Consolidated Statements of Cash Flows

Net loss			$(76,487)	$(119,048)

Deferred income tax			$(21,004)	$21,557

In addition, Income (Loss) per Common Share in Note 1 is revised as follows:

NUMERATOR FOR BASIC AND DILUTED:

Net loss	$(64,529)	$(107,000)	$(76,487)	$(119,048)

Net loss available for common stockholders	(69,189)	(111,750)	$(90,059)	$(132,620)

NET LOSS PER COMMON SHARE:

Basic and diluted	(1.16)	(1.87)	(1.51)	(2.22)

     Supplementary Cash Flow Information

	Nine Months Ended
	June 29, 2001	June 30, 2000

	(Unaudited)
Cash paid for interest	$29,747	$24,087

Cash paid for income taxes	7,630	1,616

Supplemental non-cash transactions:

Issuance of preferred stock in payment of Class C Preferred Stock dividends	2,997	4,160

Dividends on additional capital contribution	845	—

     Effective January 2001, Class C Preferred Stock earns cash dividends at 10% per annum. The bank agreement, however, precludes the payment of cash dividends until certain conditions are met.

     Income (Loss) per Common Share (Revised)

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

SEMINIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Income (Loss) per Common Share — Continued

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
NUMERATOR FOR BASIC AND DILUTED:

Net loss	$(107,090)	$(19,247)	$(119,048)	$(18,906)

Preferred stock dividends	(3,496)	(2,366)	(10,409)	(5,660)

Additional capital contribution dividends	(1,164)	—	(3,163)	—

Net loss available for common stockholders	$(111,750)	$(21,613)	$(132,620)	$(24,566)

DENOMINATOR — SHARES:

Weighted average common shares outstanding basic and diluted	59,824	59,824	59,824	59,824

NET LOSS PER COMMON SHARE:

Basic and diluted	$(1.87)	$(0.36)	$(2.22)	$(0.41)

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

Note 8 — Income Taxes (Revised)

     During the quarter ended June 29, 2001, the Company reassessed the likelihood of realizing certain deferred tax assets. Based on losses incurred during the quarter and projected for the year, the Company increased its valuation allowance for deferred tax assets related to net operating loss carryforwards in the Netherlands and the United States. The impact was to record approximately $29.0 million of income tax expense for both the three and nine month periods ended June 29, 2001.

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

Results Of Operations (Revised)

     The table below sets forth Seminis’ results of operations data expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

	(Unaudited)		(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	9.6	47.8	44.4	56.8

Research and development expenses	12.4	12.7	11.8	11.4

Selling, general and administrative expenses	51.4	53.9	43.2	42.7

Amortization of intangible assets	6.4	6.5	6.2	5.9

Loss from operations	(60.6)	(25.3)	(16.8)	(3.2)

Interest expense, net	(10.3)	(7.4)	(9.0)	(5.8)

Other non-operating expense, net	(1.9)	8.4	(0.7)	2.0

Loss from continuing operations before income taxes	(72.8)	(24.3)	(26.5)	(7.0)

Income tax benefit (expense)	(27.8)	7.5	(8.6)	2.1

Net loss	(100.6)%	(16.8)%	(35.1)%	(4.9)%

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

Income Tax Benefit (Expense) (Revised)

     Income tax expense was $29.2 million for the nine months ended June 29, 2001 compared to income tax benefit of $8.1 million for the nine months ended June 30, 2000. The increase in income tax expense primarily related to a provision of a valuation allowance against the deferred tax assets arising from net operating loss carryforwards in the Netherlands and the United States.

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

Income Tax Benefit (Expense) (Revised)

     Income tax expense was $29.5 million for the three months ended June 29, 2001 compared to income tax benefit of $8.6 million for the three months ended June 30, 2000. The increase in income tax expense primarily related to a provision of a valuation allowance against the deferred tax assets arising from net operating loss carryforwards in the Netherlands and the United States.

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

Date: January 25, 2002	SEMINIS, INC.

/s/ Eugenio Najera Solorzano

Eugenio Najera Solorzano President (Principal Executive Officer)

/s/ Gaspar Alvarez Martinez

Gaspar Alvarez Martinez Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)