Form 10-K/A
period 2001-09-30
SEMINIS INC
filed 2002-01-28
CIK 1078259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No. 1

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001,

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

Commission file number 0-26519

SEMINIS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-0769130 (I.R.S. Employer Identification No.)

2700 Camino del Sol, Oxnard, California (Address of Principal Executive Offices)	93030-7967 (Zip Code)

(805) 647-1572

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $0.01 per share

(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     The aggregate market value of the voting stock held by non-affiliates of Seminis, Inc. as of December 17, 2001 was approximately $17.5 million.

     The number of shares outstanding of the registrant’s Class A Common Stock, par value $0.01 per share and Class B Common Stock, par value $0.01 per share, as of January 23, 2002 was 16,919,453 and 45,142,508 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

     None

     This Amendment No. 1 to the Annual Report on Form 10-K of Seminis, Inc. (the “Company”) amends and restates in their entirety Items 10, 11, 12 and 13 of Part III and amends the description of Class B Common Stock on the Consolidated Balance Sheets and the supplementary cash flow information in Note 1 contained in Consolidated Financial Statements of the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on January 14, 2001 (the “Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning assigned to such terms in the Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors with terms expiring in 2002

     Alfonso Romo Garza. Chairman of the Board of Directors of Seminis since October 1995 and Chief Executive Officer of Seminis since November 1999. Chief Executive Officer of Pulsar Internacional, S.A. de C.V. (“Pulsar”), an affiliate of Savia, since 1984; Chairman of the Board and Chief Executive Officer of Savia since 1988; director of Cementos Mexicanos, S.A. de C.V. Age 51.

     Jose Manuel Garcia Garcia. Director of Seminis since January 2001. Director of Savia since January 1999; Chief Operating Officer of Savia’s Packaging Division from 1989 to 2001; Director of Special Development at Savia since 2001. Age 50.

     Eugenio Najera Solorzano. Director of Seminis since May 1998 and President and Chief Operating Officer of Seminis since August 2000. Director of Savia and in charge of new business development at Savia from August 1997 to August 2000; Chief Operating Officer of Cigarrera La Moderna, S.A. de C.V. from November 1992 to September 1997. Age 54.

Directors with terms expiring in 2003

     Bernardo Jimenez Barrera. Director of Seminis since October 1995. Director of Savia and Chief Financial Officer of Savia since April 2000; Chairman of the Board and Chief Executive Officer of Bionova since October 1996. Age 48.

     Dr. Peter Davis. Director of Seminis since October 1995. President of the Family Business Group Inc., a consulting firm specializing in strategic issues for closely-held companies since May 1986; member of the executive committee of Pulsar; director of Bionova; member of the faculty of the Wharton School of the University of Pennsylvania from 1975 to 1994. Age 57.

     Dr. Roger Beachy. Director of Seminis since May 2000. President and Director of Donald Danforth Plant Science Center since January 1999; Adjunct Professor of the Department of Biology of the Peking University, Beijing, China; Professor and Scripps Family Chair Head, Division of Plant Biology and Co-Director, International Laboratory for Tropical Agricultural Biotechnology, The Scripps Research Institute, La Jolla, California, from June 1991 to January 1999. Age 57.

     Dr. Eli Shlifer. Director of Seminis since January 1997. Self employed; consultant for Pulsar for more than five years; director of Bionova. Age 71.

Directors with terms expiring in 2004

     Frank J. Pipp. Director of Seminis since December 1995. Consultant to Xerox Corporation since 1988; Corporate Officer, Group Vice President of Xerox responsible for worldwide product development and manufacturing, from 1980 to 1988; director of Advanced Hi-Tech, Inc., AAVID Thermal Technologies Inc. and Nypro, Inc. Age 76.

     Christopher J. Steffen. Director of Seminis since January 1997. Business consultant since December 1996; Vice Chairman and a director of Citicorp, N.A., predecessor to CitiGroup, N.A. and its principal subsidiary, Citibank, N.A., from May 1993 to December 1996. Age 59.

     Adrian Rodriguez Macedo. Director of Seminis since January 2001. Managing Director of Monterrey Capital Partners, an investment fund, since September 2000; Chairman of Vectodivisas, a money exchange office, since 1994. Age 52.

     Mateo Mazal Beja. Director of Seminis since January 2002. Director of Savia since 1985; Corporate Director of Marketing of Pulsar, an affiliate of Savia, from 1995 to 2001; Corporate Director of Marketing and Human Resources of Pulsar, since 2001. Age 50.

Executive Officers

     Information regarding executive officers of the Company is located in Part I, Item 4A as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended requires Seminis’ officers and directors and persons who own more than ten percent of a registered class of Seminis’ equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Seminis believes that during fiscal year 2001 its officers and directors complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

EXECUTIVE SUMMARY COMPENSATION TABLE

     The following table provides a summary of compensation earned by the Company’s Chief Executive Officer and the four other highest-paid executives, for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years:

		ANNUAL COMPENSATION			LONG-TERM COMPENSATION AWARDS

				OTHER	RESTRICTED STOCK	SECURITIES UNDERLYING
	FISCAL	SALARY	BONUS	COMPENSATION(6)	AWARDS	OPTIONS
NAME AND PRINCIPAL POSITION	YEAR	($)	($)	($)	($)(7)	(#)(8)

Alfonso Romo Garza(1)	2001	800,233	0	148,667	2,409,167	96,000
Chairman of the Board and	2000	690,797	0	0	0	80,000
Chief Executive Officer	1999	0	0	0	0	80,000

Eugenio Najera Solorzano(2)	2001	309,452	0	466,940	1,548,750	60,000
President and	2000	0	0	0	0	50,000
Chief Operating Officer	1999	—	—	—	—	3,000

Oscar Velasco Martinez(3)	2001	185,419	214,500 (4)	207,641	255,667	25,000
Senior Vice President for Asia	2000	—	—	—	—	17,100
	1999	—	—	—	—	—

Gaspar Alvarez Martinez(5)	2001	228,507	0	180,391	40,317	15,000
Vice President and	2000	146,876	0	136,670	0	5,200
Worldwide Comptroller	1999	—	—	—	—	—

Henk van Wielink	2001	215,807	0	195,755	34,417	25,000
Senior Vice President,	2000	141,507	0	0	0	40,272
Operations	1999	155,953	46,419	0	0	10,000

(1)	Chief Executive Officer since November 1999.

(2)	President and Chief Operating Officer since August 2000.

(3)	Senior Vice President for Asia since June 2001.

(4)	Bonus paid in December 2001 with respect to services performed in fiscal year 2001.

(5)	Vice President and Worldwide Comptroller since April 2000.

(6)	Includes housing allowance, other expatriate benefits and cash payments related to the Restricted Stock Awards and, with respect to Mr. Najera, the fair rental value of a home provided to Mr. Najera by the Company.

(7)	Restricted Stock Awards under the Seminis, Inc. Restricted Stock Award Plan of 2001 vest over an 18 month period, from April 1, 2001 to September 30, 2002, and are based upon a level of achievement of performance goals related to EBITDA and reduction of inventory. Amount assumes achievement of 100% of performance goals. Under the terms of the Restricted Stock Awards, the maximum number of shares that may be vested is 120% of the award in the event of achievement of 110% of performance goals. As of September 30, 2001, the value of the vested Restricted Stock Awards of Messrs. Romo, Najera, Velasco, Alvarez and van Wielink were $895,408, $575,619, $95,023, $14,985 and $12,792, respectively.

(8)	The Seminis, Inc. 1998 Stock Option Plan provides for grants of options at fair market value of the Class A Common Stock on the date of grant and vest over a 4 year period.

OPTION GRANTS

     In August 2001, options to purchase Seminis shares were granted to various individuals for services rendered during the 2001 fiscal year pursuant to the terms of the Seminis, Inc. 1998 Stock Option Plan. Awards of options made to the named executive officers are set forth below.

					POTENTIAL REALIZABLE
	INDIVIDUAL GRANTS				VALUE AT ASSUMED
					ANNUAL RATES
		PERCENT OF			OF STOCK
	NUMBER OF	TOTAL OPTIONS			PRICE FOR
	SECURITIES	GRANTED TO	EXERCISE OR		APPRECIATION
	UNDERLYING	EMPLOYEES IN	BASE PRICE		FOR OPTION TERM(1)
	OPTIONS	AUGUST 2001	PER SHARE	EXPIRATION
NAME	(#)	GRANT	($/SHARE)	DATE	5%($)	10%($)

Alfonso Romo Garza	96,000	10.1%	1.18	August 9, 2011	71,241	180,539
Eugenio Najera Solorzano	60,000	6.3%	1.18	August 9, 2011	44,526	112,837
Oscar Velasco Martinez	25,000	2.6%	1.18	August 9, 2011	18,552	47,015
Gaspar Alvarez Martinez	15,000	1.6%	1.18	August 9, 2011	11,131	28,209
Henk van Wielink	25,000	2.6%	1.18	August 9, 2011	18,552	47,015

(1)	There is no assurance provided to any executive officer or any other holder of the Company’s securities that the actual stock price appreciation over the ten (10) year option term will be at the assumed 5% or 10% annual rates of compounded stock price appreciation or at any other defined level. Unless the market price of the Class A Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

OPTION EXERCISES

     No exercises of options to purchase common stock were made during fiscal year 2001 by the Chief Executive Officer or any other named executive officer of Seminis.

FISCAL 2001 YEAR END OPTION VALUES

     The following table sets forth information concerning unexercised options held by the named executive officers as of September 30, 2001. Based on the closing price per share of Class A Common Stock on the Nasdaq National Market on September 30, 2001, none of the unexercised options are in-the-money.

			VALUE OF UNEXERCISED
	NUMBER OF SECURITIES		IN-THE-MONEY OPTIONS
	UNDERLYING UNEXERCISED OPTIONS AT		AT FISCAL YEAR END
	FISCAL YEAR END(#)		($)

NAME	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

Alfonso Romo Garza	20,000	236,000	—	—
Eugenio Najera Solorzano	750	112,250	—	—
Oscar Velasco Martinez	3,750	38,350	—	—
Gaspar Alvarez Martinez	1,000	19,200	—	—
Henk van Wielink	13,485	68,010	—	—

DIRECTORS’ COMPENSATION

     Outside directors of Seminis receive an annual fee of $25,000 and additional fees of $2,500 for each meeting of the Board of Directors attended and $1,000 for each committee meeting attended. Committee chairmen, in addition, receive a fee of $2,000 and a fee of $250 for each committee meeting attended. Directors are eligible to participate in the Seminis, Inc. 1998 Stock Option Plan.

EMPLOYMENT CONTRACTS

     On May 9, 2001, the Company entered into an employment agreement with Eugenio Najera Soloranzo to serve as President and Chief Operating Officer of the Company. The term of the agreement is for two years beginning August 2000 and is subject to automatic one year extensions unless either party provides notice of termination not less than 90 days prior to the termination date. The seniority rights date of Mr. Najera as set forth in his contract is February 15, 1989. Pursuant to the agreement, Mr. Najera receives annual compensation of $550,000 and an annual performance bonus in an amount equal to at least 75% of Mr. Najera’s annual base salary if he achieves certain performance objectives in each fiscal year. Mr. Najera also receives other compensation including a housing allowance, school tuition for Mr. Najera's children, two automobiles, a social/sports club membership and other expatriate benefits. Upon termination of the contract, Mr. Najera is entitled to receive at such time an amount equal to two years of base salary, plus the equivalent percentage of bonuses paid to Mr. Najera in the previous two years. In the event of Mr. Najera’s retirement following two years of employment, the Company will also be obligated to pay an amount equal to two years of base salary and bonus.

     On May 9, 2001, the Company entered into an employment agreement with Oscar Velasco Martinez to serve as Senior Vice President for Asia. The term of the agreement is for two years beginning June 2001 and is subject to automatic one year extensions unless either party provides notice of termination not less than 90 days prior to the termination date. The seniority rights date of Mr. Velasco as set forth in his contract is May 1, 1999. Pursuant to the agreement, Mr. Velasco receives annual compensation of $330,000 and an annual performance bonus in an amount equal to at least 65% of Mr. Velasco’s annual base salary if he achieves certain performance objectives in each fiscal year. Mr. Velasco also receives other compensation including a housing allowance, one automobile, a social/sports club membership and other expatriate benefits. Upon termination of the contract, Mr. Velasco is entitled to receive at such time an amount equal to two years of base salary, plus the equivalent percentage of bonuses paid to Mr. Velasco in the previous two years. In the event of Mr. Velasco’s retirement following two years of employment, the Company will also be obligated to pay an amount equal to two years of base salary and bonus.

     On July 1, 2001, the Company entered into an employment agreement with Gaspar Alvarez to serve as Vice President and Worldwide Comptroller. Pursuant to the agreement, Mr. Alvarez receives annual compensation of $203,750 in the United States and a payment of approximately $39,100 in Mexico. Mr. Alvarez is eligible to receive a target annual incentive bonus under the Seminis Management Incentive Program up to an amount equal to 45% of base annual salary dependent upon the achievement of certain performance objectives in each fiscal year. Mr. Alvarez also receives other compensation including a housing allowance and other expatriate benefits. In the event of involuntary termination (except for gross misconduct) or if employee terminates employment within one year of a change in control of the ownership of Seminis, Mr. Alvarez is entitled to receive an amount equal to three months salary plus 20 days for each year of service (assuming service began in 1977).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee of the Company’s Board of Directors for the 2001 fiscal year are Frank J. Pipp, Chairman, Christopher J. Steffen and Dr. Roger Beachy. No member of this Committee was at any time during the 2001 fiscal year or at any other time an officer or employee of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF SEMINIS, INC.

     The following table sets forth information regarding the beneficial ownership of common stock, as of January 24, 2002, by each of Seminis’ directors, the Chief Executive Officer, the President and Chief Operating Officer and the other named executive officers, each person known to Seminis to own beneficially more than 5% of the outstanding shares of common stock, and all directors and executive officers of Seminis as a group.

     The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as those beneficially owned by them.

	CLASS A		CLASS B			TOTAL
	COMMON STOCK		COMMON STOCK			COMMON STOCK

NAME AND ADDRESS OF BENEFICIAL OWNERS	NUMBER	PERCENT(1)	NUMBER(2)		PERCENT(3)	NUMBER	PERCENT(4)

DIRECTORS

Alfonso Romo Garza(5)	2,083,667	11.1%	42,823,515	(6)	94.9%	44,907,182	70.3%
Eugenio Najera Solorzano(5)	1,342,800	7.2	—		—	1,342,800	2.1
Bernardo Jimenez Barrera	8,000	*	—		—	8,000	*
Mateo Mazal Beja	53,000	*	—		—	53,000	*
Dr. Roger Beachy	—	*	—		—	—	*
Dr. Peter Davis	3,000	*	—		—	3,000	*
Jose Manuel Garcia Garcia	—	*	—		—	—	*
Adrian Rodriguez Macedo	31,875	*	—		—	31,875	*
Frank J. Pipp	8,000	*	—		—	8,000	*
Dr. Eli Shlifer	6,900	*	—		—	6,900	*
Christopher J. Steffen	5,000	*	—		—	5,000	*

NAMED EXECUTIVE OFFICERS (Not Directors)

Oscar Velasco(5)	216,667	1.2	—		—	216,667	*
Gaspar Alvarez Martinez(5)	38,167	*	—		—	38,167	*
Henk van Wielink(5)	29,167	*	—		—	29,167	*
All directors and named executive officers of Seminis as a group (14 persons)	3,826,243	20.4	42,823,515		94.9	46,649,758	73.1

CERTAIN BENEFICIAL OWNERS

Savia, S.A. de C.V.	—	—	40,615,619		90.0	40,615,619	63.6
Rio Sena # 500 Pte. Col. del Valle San Pedro Garza Garcia, N.L, 66220 Mexico

*	Less than 1%

(1)	Based on 18,713,545 shares of Class A Common Stock outstanding, which includes 4,031,667 shares awarded under the Seminis, Inc. Restricted Stock Plan of 2001 and assumes achievement of 100% of performance goals. Under the terms of the Restricted Stock Awards, the maximum number of shares that may be vested is 4,838,000 assuming achievement of 110% of performance goals.

(2)	Class B Common Stock is convertible into shares of Class A Common Stock on a one for one basis, and votes together with the Class A Common Stock and has three votes per share.

(3)	Based on 45,142,508 shares of Class B Common Stock outstanding.

(4)	The calculation of percentage beneficial ownership of Class A Common Stock and Class B Common Stock, together, is based upon an aggregate of 63,856,053 of Class A Common Stock and Class B Common Stock.

(5)	Includes 2,041,667 shares, 1,312,500 shares, 216,667 shares, 34,167 shares and 29,167 shares of Class A Common Stock issued to Messrs. Romo, Najera, Velasco, Alvarez and van Wielink, respectively, under the Seminis, Inc. Restricted Stock Plan of 2001 assuming achievement of 100% of performance goals of which 1,133,126 shares, 728,438 shares, 120,250 shares, 18,963 shares and 16,188 shares held by Messrs. Romo, Najera, Velasco, Alvarez and van Wielink, respectively, have vested as of December 31, 2001. Under the terms of the Restricted Stock Awards, the maximum number of shares that may be vested is 120% of the award in the event of achievement of 110% of performance goals.

(6)	The number of shares of Class B Common Stock beneficially owned by Mr. Romo includes shares beneficially owned by Savia and other entities controlled by Mr. Romo as well as shares directly owned by Mr. Romo. The number of shares beneficially owned by Savia includes shares beneficially owned by entities controlled by Savia as well as shares directly owned by Savia.

Item 13. Certain Relationships and Related Transactions

     Pursuant to an agreement between Seminis and Bionova, Seminis pays Bionova a minimum of $1.4 million per year for access to the results of Bionova’s biotechnology research. This agreement will terminate pursuant to its terms on January 1, 2007.

     In June 2000, Seminis sold residential real property, originally acquired on December 12, 1999 for $862,000, to Mr. Bruno Ferrari, Senior Vice President, at the appraised value of $875,000. The loan is evidenced by a promissory note signed by Mr. Ferrari and secured by a deed of trust for the purchase price. The note has an interest rate of 7.75% per annum and is payable in ten equal annual installments of principal, including interest accrued thereon, commencing December 15, 2000, and annually thereafter. Under a separate agreement, the Company pays a bonus to Mr. Ferrari that covers the interest on the loan. Since the beginning of fiscal year 2001, the largest aggregate amount of indebtedness outstanding was $875,000 and the amount outstanding as of January 24, 2002 was $700,000. All installments that are due have been paid in full.

     In April 2000, Seminis loaned $100,000 to Mr. Alvarez to assist in the purchase of a family residence. The loan is evidenced by a promissory note signed by Mr. Alvarez and is secured by a second deed of trust. The note has an interest rate of 7.75% per annum and is payable in ten equal annual installments of principal, including interest accrued thereon, commencing December 15, 2000, and annually thereafter. Since the beginning of fiscal year 2001, the largest aggregate amount of indebtedness outstanding was $100,000 and the amount outstanding as of January 24, 2002 was $80,000. All installments that are due have been paid in full.

     In November 2000, Seminis loaned $60,630 to Mr. Oscar Velasco to assist in the purchase of a family residence. The loan was evidenced by a promissory note signed by Mr. Velasco and secured by a second deed of trust. Since the beginning of fiscal year 2001, the largest aggregate amount of indebtedness outstanding was $60,630 and the amount outstanding as of January 24, 2002 was $0. The loan was paid back to the Company when his residence was sold.

     In October 2001, Seminis loaned $69,734 to Mr. Salvador Alanis, Vice President, to assist in the purchase of a family residence. The loan is evidenced by a promissory note signed by Mr. Alanis and is secured by a second deed of trust. The note has an interest rate of 7.75% per annum and is payable in ten equal annual installments of principal, plus interest accrued thereon, commencing December 15, 2002, and annually thereafter. Since the beginning of fiscal year 2001, the largest aggregate amount of indebtedness outstanding was $69,734 and the amount outstanding as of January 24, 2002 was $69,734.

     In December 2001, Seminis loaned $135,136 to Mr. Enrique Osorio, Vice President, to assist in the purchase of a family residence. The loan is evidenced by a promissory note signed by Mr. Osorio and is secured by a second deed of trust. The note has an interest rate of 7.75% per annum and is payable in ten equal annual installments of principal, plus interest accrued thereon, commencing December 15, 2002, and annually thereafter. Since the beginning of fiscal year 2001, the largest aggregate amount of indebtedness outstanding was $135,136 and the amount outstanding as of January 24, 2002 was $135,136.

Revised Description of Class B Common Stock

SEMINIS, INC.

CONSOLIDATED BALANCE SHEETS (REVISED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSETS:

	AS OF
	SEPTEMBER 30,

	2001	2000

Current assets
Cash and cash equivalents	$22,323	$22,479
Accounts receivable, less allowance for doubtful accounts of $12,094 and $14,178, respectively	141,691	162,929
Other receivable	20,612	—
Inventories	279,683	333,287
Prepaid expenses and other current assets	3,436	3,105

Total current assets	467,745	521,800
Deferred income taxes	—	5,699
Property, plant and equipment, net	182,261	226,505
Intangible assets, net	169,664	227,839
Other assets	15,687	16,194

	$835,357	$998,037

LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDERS’ EQUITY:

Current liabilities
Short-term borrowings	$19,665	$20,178
Current maturities of long-term debt	67,527	325,658
Accounts payable	45,423	54,455
Accrued liabilities	89,169	96,453

Total current liabilities	221,784	496,744
Long-term debt	248,898	23,468
Deferred income taxes	15,736	—
Minority interest in subsidiaries	1,721	1,445

Total liabilities	488,139	521,657

Commitments and contingencies
Mandatorily Redeemable Stock
Class B Redeemable Preferred Stock, $.01 par value; 25 shares authorized as of September 30, 2001 and 2000; 25 shares issued and outstanding as of September 30, 2001 and 2000	27,500	25,500

Total mandatorily redeemable stock	27,500	25,500

Stockholders’ Equity
Class C Preferred Stock, $.01 par value; 14 and 12 shares authorized as of September 30, 2001 and 2000; 12 shares issued and outstanding as of September 30, 2001 and 2000 (Liquidation Value of $129.2 and $117.2 million at September 30, 2001 and 2000, respectively)	1	1
Class A Common Stock, $.01 par value; 211,000 and 91,000 shares authorized as of September 30, 2001 and 2000, respectively; 14,682 and 13,976 shares issued and outstanding as of September 30, 2001 and 2000, respectively	147	140
Class B Common Stock, $.01 par value; 67,000 and 60,229 shares authorized as of September 30, 2001 and 2000, respectively; 45,142 and 45,848 shares issued and outstanding as of September 30, 2001 and 2000, respectively	452	459
Additional paid-in capital	764,657	712,981
Accumulated deficit	(397,485)	(244,706)
Accumulated other comprehensive loss	(48,054)	(17,995)

Total stockholders’ equity	319,718	450,880

	$835,357	$998,037

The accompanying notes are an integral part of these consolidated financial statements.

Revised Class C Preferred Stock Dividends

Supplementary Cash Flow Information (Revised)

	For the Years Ended September 30,

	2001	2000	1999

Cash paid for interest	$45,933	$31,890	$53,081
Cash paid for income taxes	9,530	3,520	4,369
Supplemental non-cash transactions:
Class C Preferred Stock dividends	11,986	6,624	2,261

Class B Redeemable Preferred Stock dividend	2,000	500	—
Additional capital contribution dividends	4,338	—	—

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

SIGNATURE	TITLE	DATE

/s/ ALFONSO ROMO GARZA Alfonso Romo Garza	Chairman of the Board (Chief Executive Officer)	January 28, 2002

/s/ EUGENIO NAJERA SOLORZANO Eugenio Najera Solorzano	Director and President (Chief Operating Officer)	January 28, 2002

/s/ BERNARDO JIMENEZ BARRERA Bernardo Jimenez Barrera	Director	January 28, 2002

/s/ DR. ROGER BEACHY Dr. Roger Beachy	Director	January 28, 2002

/s/ MATEO MAZAL BEJA Mateo Mazal Beja	Director	January 28, 2002

/s/ DR. PETER DAVIS Dr. Peter Davis	Director	January 28, 2002

/s/ JOSE MANUEL GARCIA GARCIA Jose Manuel Garcia Garcia	Director	January 28, 2002

/s/ ADRIAN RODRIGUEZ MACEDO Adrian Rodriguez Macedo	Director	January 28, 2002

/s/ FRANK J. PIPP Frank J. Pipp	Director	January 28, 2002

/s/ DR. ELI SHLIFER Dr. Eli Shlifer	Director	January 28, 2002

/s/ CHRISTOPHER J. STEFFEN Christopher J. Steffen	Director	January 28, 2002

/s/ GASPAR ALVAREZ MARTINEZ Gaspar Alvarez Martinez	Vice President and Worldwide Comptroller	January 28, 2002