Form 10-Q
period 2001-12-28
SEMINIS INC
filed 2002-02-11
CIK 1078259

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2001

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


Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X   NO ___

As of February 5, 2002, the Registrant had 16,919,453 registered shares of Class A Common Stock, $0.01 par value per share, issued and outstanding, and 45,142,508 unregistered shares of Class B Common Stock, $0.01 par value per share, issued and outstanding.


================================================================================

                                  SEMINIS, INC.

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2001

                                TABLE OF CONTENTS



                                                                                     Page
                                                                                     ----
                         PART I -- FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of December 28, 2001 and
               September 30, 2001..................................................   3

               Consolidated Statements of Operations for the Three
               Months Ended December 28, 2001 and December 29, 2000 ...............   4

               Consolidated Statement of Stockholders' Equity
               for the Three Months Ended December 28, 2001........................   5

               Consolidated Statements of Cash Flows for the Three
               Months Ended December 28, 2001 and December 29, 2000................   6

               Notes to Consolidated Financial Statements..........................   7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations...........................................  16

Item 3.        Quantitative and Qualitative Disclosures About Market Risk..........  22


                            PART II OTHER INFORMATION

Item 1.        Legal Proceedings...................................................  23

Item 6.        Exhibits and Reports on Form 8-K....................................  23

               Signatures..........................................................  27

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 SEMINIS, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                         AS OF           AS OF
                                                                                     DECEMBER 28,    SEPTEMBER 30,
                                                                                          2001           2001
                                                                                     ------------    -------------
                                                                                      (Unaudited)
ASSETS:
Current assets
     Cash and cash equivalents                                                         $  22,293       $  22,323
     Accounts receivable, net                                                            126,193         141,691
     Other receivable                                                                       --            20,612
     Inventories                                                                         288,658         279,683
     Prepaid expenses and other current assets                                             4,443           3,436
                                                                                       ---------       ---------
          Total current assets                                                           441,587         467,745

Property, plant and equipment, net                                                       180,588         182,261
Intangible assets, net                                                                   165,292         169,664
Other assets                                                                              15,888          15,687
                                                                                       ---------       ---------
                                                                                       $ 803,355       $ 835,357
                                                                                       =========       =========

LIABILITIES, MANDATORILY REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY:

Current liabilities
     Short-term borrowings                                                             $  28,321       $  19,665
     Current maturities of long-term debt                                                277,672          67,527
     Accounts payable                                                                     47,786          45,423
     Accrued liabilities                                                                  90,710          89,169
                                                                                       ---------       ---------
          Total current liabilities                                                      444,489         221,784

Long-term debt                                                                            18,554         248,898
Deferred income taxes                                                                     14,999          15,736
Minority interest in subsidiaries                                                          1,400           1,721
                                                                                       ---------       ---------
          Total liabilities                                                              479,442         488,139
                                                                                       ---------       ---------

Commitments and contingencies

Mandatorily redeemable stock
     Class B Redeemable Preferred Stock, $.01 par value; 25
      shares authorized as of December 28, 2001 and September
      30, 2001; 25 shares issued and outstanding as of December
      28, 2001 and September 30, 2001                                                     28,000          27,500
                                                                                       ---------       ---------
          Total mandatorily redeemable stock                                              28,000          27,500
                                                                                       ---------       ---------

Stockholders' equity
     Class C Preferred Stock, $.01 par value; 14 shares                                        1               1
      authorized as of December 28, 2001 and September 30, 2001;
      12 shares issued and outstanding as of December 28, 2001
      and September 30, 2001 (Liquidation Value of $132.1 and
      $129.2 million at December 28, 2001 and September 30,
      2001, respectively)
     Class A Common Stock, $.01 par value; 211,000 shares                                    169             147
      authorized as of December 28, 2001 and September 30, 2001;
      16,919 and 14,682 shares issued and outstanding as of
      December 28, 2001 and September 30, 2001, respectively
     Class B Common Stock, $.01 par value; 67,000 shares                                     452             452
      authorized as of December 28, 2001 and September 30, 2001;
      45,142 shares issued and outstanding as of December 28,
      2001 and September 30, 2001
     Additional paid-in-capital                                                          765,441         764,657
     Accumulated deficit                                                                (421,365)       (397,485)
     Accumulated other comprehensive loss                                                (48,785)        (48,054)
                                                                                       ---------       ---------
          Total stockholders' equity                                                     295,913         319,718
                                                                                       ---------       ---------
                                                                                       $ 803,355       $ 835,357
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

                                 SEMINIS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                      FOR THE THREE MONTHS ENDED
                                                      ---------------------------
                                                      DECEMBER 28,   DECEMBER 29,
                                                          2001           2000
                                                      ------------   ------------
                                                              (UNAUDITED)
Net sales                                               $ 80,079       $ 81,233
Cost of goods sold                                        30,286         32,962
                                                        --------       --------
     Gross profit                                         49,793         48,271
                                                        --------       --------

Operating expenses
     Research and development expenses                    11,899         13,556
     Selling, general and administrative expenses         43,907         45,133
     Amortization of intangible assets                     4,158          7,300
                                                        --------       --------
          Total operating expenses                        59,964         65,989
                                                        --------       --------

Loss from operations                                     (10,171)       (17,718)
                                                        --------       --------

Other income (expense)
     Interest income                                         120            554
     Interest expense                                     (7,290)        (8,665)
     Foreign currency gain (loss)                         (1,064)         2,442
     Other, net                                              394           (101)
                                                        --------       --------
                                                          (7,840)        (5,770)
                                                        --------       --------

Loss before income taxes                                 (18,011)       (23,488)
Income tax benefit (expense)                              (1,300)         6,651
                                                        --------       --------
Net loss                                                 (19,311)       (16,837)

Preferred stock dividends                                 (3,430)        (3,430)
Additional capital contribution dividends                 (1,139)          (819)
                                                        --------       --------
Net loss available for common stockholders              $(23,880)      $(21,086)
                                                        ========       ========
Net loss available for common stockholders per
   common share, basic and diluted                      $  (0.40)      $  (0.35)
                                                        ========       ========

   The accompanying notes are an integral part of these consolidated financial statements.

                                 SEMINIS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                             CLASS C           CLASS A           CLASS B                                 ACCUMULATED
                          PREFERRED STOCK    COMMON STOCK      COMMON STOCK    ADDITIONAL                   OTHER          TOTAL
                         ----------------   ---------------   --------------    PAID-IN    ACCUMULATED  COMPREHENSIVE  STOCKHOLDERS'
                         NUMBER   AMOUNT    NUMBER   AMOUNT   NUMBER  AMOUNT    CAPITAL      DEFICIT         LOSS          EQUITY
                         ------   ------    ------   ------   ------  ------   ----------  -----------  -------------  -------------
  BALANCE,
    SEPTEMBER 30, 2001       12   $    1    14,682   $  147   45,142  $  452   $ 764,657    $(397,485)    $ (48,054)     $ 319,718
                                                                                                                         ---------
Comprehensive
  loss

  Net loss
    (Unaudited)              --       --        --       --      --       --          --      (19,311)           --        (19,311)
  Translation adjustment     --       --        --       --      --       --          --           --          (731)          (731)
    (Unaudited)                                                                                                          ---------
                                                                                                                           (20,042)
Restricted Share
  Issuance                   --       --     2,237       22      --       --         784           --            --            806
  (Unaudited)

Dividends on
  additional
  capital
  contribution               --       --        --       --      --       --          --       (1,139)           --         (1,139)
  (Unaudited)

Dividends on
  Redeemable                 --       --        --       --      --       --          --         (500)           --           (500)
  Preferred Stock
  (Unaudited)

Dividends on
  Class C                    --       --        --       --      --       --          --       (2,930)           --         (2,930)
  Preferred Stock        ------   ------    ------   ------   -----   ------   ---------    ---------     ---------      ---------
  (Unaudited)

  BALANCE,
  DECEMBER 28, 2001          12   $    1    16,919   $  169   45,142  $  452   $ 765,441    $(421,365)    $ (48,785)     $ 295,913
  (UNAUDITED)            ======   ======    ======   ======   ======  ======   =========    =========     =========      =========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  SEMINIS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                       ---------------------------
                                                                                       DECEMBER 28,   DECEMBER 29,
                                                                                           2001           2000
                                                                                       ------------   ------------
                                                                                               (Unaudited)
Cash flows from operating activities:

  Net loss                                                                               $(19,311)      $(16,837)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                          8,050         11,516
     Deferred income taxes                                                                    157         (8,166)
     Inventory write-down                                                                   4,000          3,979
     Other                                                                                  1,822         (1,930)
     Changes in assets and liabilities:
        Accounts receivable                                                                14,577         19,476
        Inventories                                                                       (15,009)       (20,804)
        Prepaid expenses and other assets                                                  (2,276)        (3,100)
        Current income taxes                                                                  202            440
        Accounts payable                                                                    2,646         (1,948)
        Other liabilities                                                                  (1,774)       (14,608)
                                                                                         --------       --------
     Net cash used in operating activities                                                 (6,916)       (31,982)
                                                                                         --------       --------

Cash flows from investing activities:

  Purchases of fixed and intangible assets                                                 (4,428)        (2,439)
  Proceeds from disposition of assets                                                      22,232          2,770
  Other                                                                                      (298)          --
                                                                                         --------       --------
     Net cash provided by investing activities                                             17,506            331
                                                                                         --------       --------

Cash flows from financing activities:

  Proceeds from long-term debt                                                                119          1,230
  Repayment of long-term debt                                                             (20,129)        (8,611)
  Net short-term borrowings                                                                 9,164           (635)
  Additional capital contribution                                                            --           45,850
                                                                                         --------       --------
     Net cash provided by (used in) financing activities                                  (10,846)        37,834
                                                                                         --------       --------

Effect of exchange rate changes on cash and cash equivalents                                  226           (825)
                                                                                         --------       --------

Increase (decrease) in cash and cash equivalents                                              (30)         5,358

Cash and cash equivalents, beginning of period                                             22,323         22,479
                                                                                         --------       --------

Cash and cash equivalents, end of period                                                   22,293         27,837
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

                                  SEMINIS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Supplementary Cash Flow Information

                                                         THREE MONTHS ENDED
                                                     --------------------------
                                                     DECEMBER 28,   DECEMBER 29,
                                                         2001          2000
                                                     ------------   -----------
                                                             (Unaudited)

Cash paid for interest                                  $5,909        $7,328
Cash paid for income taxes                                 941         1,075
Supplemental non-cash transactions:
    Class C Preferred Stock dividends                    2,930         2,930
    Class B Redeemable Preferred Stock dividends           500           500
    Additional capital contribution dividends            1,139           819

      Effective January 2001, Class C Preferred Stock and additional capital contribution accrue cash dividends at 10% per annum. The syndicated bank agreement, however, precludes the payment of cash dividends.

                                  SEMINIS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                                                                                         THREE MONTHS ENDED
                                                                                    -----------------------------
                                                                                    DECEMBER 28,     DECEMBER 29,
                                                                                        2001             2000
                                                                                    ------------     ------------
                                                                                             (Unaudited)
NUMERATOR FOR BASIC AND DILUTED:

Net loss                                                                              $(19,311)        $(16,837)
Preferred stock dividends                                                               (3,430)          (3,430)
Additional capital contribution dividends                                               (1,139)            (819)
                                                                                      --------         --------
    Net loss available for common stockholders                                        $(23,880)        $(21,086)
                                                                                      ========         ========

DENOMINATOR -- SHARES:

Weighted average common shares outstanding (basic)                                      60,051           59,824
Add: potential common shares:                                                             --               --
Less: antidilutive effect of potential common shares                                      --               --
                                                                                      --------         --------
Weighted average common shares outstanding (diluted)                                    60,051           59,824
                                                                                      ========         ========

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS PER COMMON SHARE:
    Basic and diluted                                                                 $  (0.40)        $  (0.35)
                                                                                      ========         ========

Reclassification

      Certain amounts have been reclassified to conform to the current period presentation.

                                  SEMINIS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

      SFAS No. 141, "Business Combinations" became effective for the Company on July 1, 2001. SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.

      SFAS No. 142, "Goodwill and Other Intangible Assets" is effective for the Company for fiscal years beginning after December 15, 2001, but may be adopted early as of the beginning of fiscal 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets, (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company has early adopted this pronouncement in fiscal 2002 and expects no impairment in its goodwill and other intangible assets, and to cease the amortization of goodwill that approximates $9.0 million.

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

                                  SEMINIS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

      Interim principal obligations under the amendment included $19.0 million, $4.0 million, $31.0 million, and $9.0 million due in the first, second, third, and fourth quarters of fiscal year 2002, respectively. As all remaining amounts under the credit facility are due within one year, the $273.7 million of outstanding borrowings under the credit facility have been classified as a current liability as of December 28, 2001.

      The Company met all required principal and interest payments during fiscal year 2001, and was in compliance with all of its financial covenants under the amended credit agreement at September 30, 2001 and December 28, 2001. In October 2001, the Company completed the sale of an office building in Seoul, South Korea, which generated net proceeds of approximately $20.0 million. The Company used $19.5 million of the proceeds to pay the scheduled $19.0 million of its syndicated debt in October 2001. The Company also sold one of its non-core businesses in January 2002, which generated additional proceeds of approximately $17.6 million. The Company used $13.0 million of the proceeds to prepay its syndicated debt in January 2002. When combined with cash flows expected to be generated from on-going operations, these additional proceeds will enable the Company to meet all obligations and covenants under the credit facility through September 30, 2002. The Company believes it can continue to improve its operating cash flows through aggressive cash collection efforts, disciplined inventory purchases, and lower operating expenses following the Global Restructuring and Optimization Plan.

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

                                  SEMINIS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

      As part of the Implementation of the expanded second phase of the Global Restructuring and Optimization Plan, a pre-tax charge of $12.0 million was recorded in selling, general and administrative expenses by the Company in the third quarter of fiscal year 2001. This charge primarily related to severance and related costs, resulting from an additional planned 250-employee reduction worldwide in both operational and administrative groups. Further employee reductions were identified in the fourth quarter of fiscal year 2001. Additionally, the Company recorded non-cash inventory write-downs of $58.2 million in cost of goods sold in order to comply with more stringent seed quality standards and to further rationalize the Company's product portfolio from 6,000 to 4,000 varieties. During fiscal year 2001, the Company also sold its properties in Saticoy, California, Filer, Idaho, Vineland, New Jersey and South Korea as part of its efforts to reduce and consolidate operation and production facilities.

      There were 92, 758, and 144 employees severed in the first quarter of fiscal year 2002, fiscal year 2001 and fiscal year 2000, respectively, primarily as part of the Global Restructuring and Optimization Plan.

      Remaining components of the restructuring accruals are as follows:

                                                        BALANCE AT                                   BALANCE AT
                                                       SEPTEMBER 30,   ADDITIONAL      AMOUNTS      DECEMBER 28,
                                                            2001        CHARGES       INCURRED          2001
                                                       ------------    ----------     --------      ------------
      Severance and related expenses .............        $11,936        $   --        $ 3,944        $ 7,992

      To date, there have been no material adjustments to amounts accrued under the plan.

                                  SEMINIS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- INVENTORIES

Inventories consist of the following:

                                                   DECEMBER 28,    SEPTEMBER 30,
                                                       2001            2001
                                                   ------------    -------------
                                                   (Unaudited)
 Seed                                                $253,089        $246,250
 Unharvested crop growing costs                        26,252          25,857
 Supplies                                               9,317           7,576
                                                     --------        --------
                                                     $288,658        $279,683
                                                     ========        ========

NOTE 5 -- SEMINIS INC. STOCK AWARD PLAN

      During the quarter ended June 29, 2001, the Company adopted a stock award plan that is subject to stockholders' approval. Certain key executives are awarded Company shares that vest if certain quarterly performance criteria are achieved over an eighteen month period. Upon meeting each quarterly goal, the shares awarded become vested subject to shareholders' approval. Total number of Class A Common Stock eligible to be awarded under this plan is 4.8 million. During the first quarter of fiscal year 2002, the Company met its performance goals, which resulted in a quarterly compensation charge of approximately $1.3 million recorded in selling, general and administrative expenses. As the quarterly goals related to the stock award plan were met in each of the last three quarters, .8 million, .7 million, and .7 million shares were earned in the third quarter of fiscal year 2001, fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002, respectively. On December 19, 2001, the Company received confirmation from the NASDAQ that the Company could implement the stock award plan in accordance with NASDAQ rules provided that the stock awards will not vest before shareholder approval is obtained and the awards will be forfeited back to the Company if shareholder approval is not obtained. As such the earned share amounts have been shown as issued Class A Common Stock during the first quarter of fiscal year 2002. The Company believes that during its shareholders' meeting to be held in 2002, the stock award plan will be approved by its shareholders.

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


OVERVIEW

        Seminis is the largest developer, producer and marketer of vegetable and fruit seeds in the world. Seminis produces more than 60 species and 4,000 distinct varieties of vegetable and fruit seeds. Seminis has established a worldwide presence and global distribution network that spans 120 countries with 30 research and development facilities and 29 screening farms in 19 countries and production sites in over 25 countries. Seminis is a majority owned subsidiary of Savia, S.A. de C.V. ("Savia").

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

                                                              THREE MONTHS ENDED
                                                         ---------------------------
                                                         DECEMBER 28,   DECEMBER 29,
                                                             2001           2000
                                                         ------------   ------------
                                                                 (Unaudited)
Net sales                                                   100.0%         100.0%
                                                            ------         ------

Gross margin                                                 62.2           59.4
Research and development expenses                            14.9           16.7
Selling, general and administrative expenses                 54.8           55.6
Amortization of intangible assets                             5.2            8.9
                                                            ------         ------
Loss from operations                                        (12.7)         (21.8)
Interest expense, net                                        (9.0)         (10.0)
Other non-operating income, net                              (0.8)           2.9
                                                            ------         ------
Loss before income taxes                                    (22.5)         (28.9)
Income tax benefit (expense)                                 (1.6)           8.2
                                                            ------         ------
Net loss                                                    (24.1)%        (20.7)%
                                                            ======         ======


THREE MONTHS ENDED DECEMBER 28, 2001 COMPARED WITH THREE MONTHS ENDED DECEMBER 29, 2000

Net Sales

        Net sales decreased 1.4% to $80.1 million for the three months ended December 28, 2001 compared to the three months ended December 29, 2000. The result was primarily due to $1.7 million of negative impact of currency fluctuations relating to weakness in the Euro, South Korean Won, and Brazilian Real versus the U.S. Dollar during the first quarter of fiscal year 2002 compared to the same period in the prior year. In constant dollars stated at monthly average exchange rates of fiscal year 2001, sales increased .7% to $81.8 million for the first quarter of fiscal year 2002 from $81.2 million for the first quarter of fiscal year 2001. Geographically, there were sales increases in Europe due to strong performances of tomatoes, cucumbers and onions sales. This increase was partially offset by decreased sales in the Far East due to timing changes of the buying patterns of certain South Korean customers in the first quarter of fiscal year 2002 compared to the first quarter of fiscal year 2001. The Company's business is subject to seasonal fluctuations and, therefore, the sales for the first quarter of a fiscal year are not necessarily indicative of those to be expected in any other interim period or for a fiscal year as a whole.

Gross Profit

        Gross profit increased 3.2% to $49.8 million for the three months ended December 28, 2001 from $48.3 million for the three months ended December 29, 2000. Gross margin increased to 62.2% for the three months ended December 29, 2000 from 59.4% for the three months ended December 29, 2000. The increase was primarily due to the Company's seed price increases within the NAFTA and European sales regions. Additionally, $.6 million of freight and handling charge revenue was recognized in net sales during the first quarter of fiscal year 2002 in compliance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," with the corresponding expense recorded in selling, general and administrative expense. In the prior year, such freight and handling charge revenue was netted against the corresponding selling, general and administrative expense.

Research and Development Expenses

        Research and development expenses decreased 12.2% to $11.9 million for the three months ended December 28, 2001 from $13.6 million for the three months ended December 29, 2000. This decrease was primarily a result of personnel reduction from the Global Restructuring and Optimization Plan and currency fluctuations from research and development operations in Europe, South Korea, and Brazil in the first quarter of fiscal year 2001.

Selling, General and Administrative Expenses

        Selling, general, and administrative expenses decreased 2.7% to $43.9 million for the three months ended December 28, 2001 from $45.1 million for the three months ended December 29, 2000. The decrease was primarily due to the impact of further headcount reductions following the implementation of the Global Restructuring and Optimization Plan and, in part, the impact of currency fluctuations. Furthermore, the decrease was the result of approximately $1.5 million of facility moving costs incurred in the first quarter of fiscal year 2001 with no similar expenses during the same period in fiscal year 2002. The decrease in expenses was partially offset by a compensation charge of $1.3 million related to an employee stock award plan, recorded during the first quarter of fiscal year 2002. Additionally, the decrease in expenses was offset as the Company recorded $.6 million of freight and handling charge revenue in net sales during the first quarter of fiscal year 2002 in compliance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," with the corresponding expense recorded in selling, general and administrative expense. In the prior year, such freight and handling charges within selling, general and administrative expense were netted against the corresponding revenue.

Amortization of Intangible Assets

        Amortization of intangible assets decreased 43.0% to $4.2 million for the three months ended December 28, 2001 from $7.3 million for the three months ended December 29, 2000. The decrease was primarily due to the Company's early adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." The pronouncement requires that periodic amortization of goodwill be ceased, and that annual reviews of the net realizable value of the goodwill need to be performed to determine if an impairment of the goodwill asset value exists. The Company expects no impairment in its goodwill and other intangible assets. Therefore, the Company recorded no goodwill amortization in accordance to SFAS No. 142 in the first quarter of fiscal year 2002, whereas approximately $2.4 million of goodwill amortization was recorded during the first quarter of fiscal year 2001. Furthermore, the balance of the decrease was due to the currency impact from the devaluation of the South Korean Won on Korean based intangible assets.

Interest Expense, Net

        Interest expense, net decreased 11.6% to $7.2 million for the three months ended December 28, 2001 from $8.1 million for the three months ended December 29, 2000. The decrease was primarily due to lower average debt balances and interest rates during the first quarter of fiscal year 2002 compared to the same period of the prior year. The decrease was partially offset by the accelerated amortization of deferred financing cost related to the Company's credit facility, resulting from the advancement of the maturity date of the term loan and revolving credit commitments of the Company's credit facility from June 30, 2004 to December 31, 2002.

Other Non-Operating Income (Expense), Net

        Seminis had other non-operating expense including foreign currency gain
(loss), net of $.7 million for the three months ended December 28, 2001 as compared to other non-operating income, net of $2.3 million for the three months ended December 29, 2000. Other non-operating expense, net, for the three months ended December 28, 2001, was due to a foreign currency loss of $1.1 million primarily resulting from the devaluation of the Euro on a U.S. dollar denominated loan in Holland partially offset by gains from non-strategic asset sales in South Korea. Other non-operating income, net, for the three months ended December 29, 2000 includes a foreign currency gain of $2.4 million primarily resulting from the appreciation of the Euro on a U.S. dollar denominated loan in Holland.

Income Tax Benefit (Expense)

        Income tax expense was $1.3 million for the three months ended December 28, 2001 compared with an income tax benefit of $6.7 million for the three months ended December 29, 2000. The change in the effective tax rate during the first quarter of fiscal year 2002 compared to the same period in the prior year was primarily due to the mix of worldwide income and local statutory tax rates.

Seasonality

        The seed business is highly seasonal. Generally, net sales are highest in the second fiscal quarter due to increased demand from Northern Hemisphere growers who plant seed in the early spring. Seminis recorded 33.7% of its fiscal year 2001 net sales during its second fiscal quarter. Seminis has historically operated at a loss during the first and third fiscal quarters due to lower sales during such quarters. Seminis' results in any particular quarter should not be considered indicative of those to be expected for a full year.


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

        Interim principal obligations under the amendment included $19.0 million, $4.0 million, $31.0 million, and $9.0 million due in the first, second, third, and fourth quarters of fiscal year 2002, respectively. As all remaining amounts under the credit facility are due within one year, the $273.7 million of outstanding borrowings under the credit facility have been classified as a current liability as of December 28, 2001.

        The Company met all required principal and interest payments during fiscal year 2001, and was in compliance with all of its financial covenants under the amended credit agreement at September 30, 2001 and December 28, 2001. In October 2001, the Company completed the sale of an office building in Seoul, South Korea, which generated net proceeds of approximately $20.0 million. The Company used $19.5 million of the proceeds to pay the scheduled $19.0 million of its syndicated debt in October 2001. The Company also sold one of its non-core businesses in January 2002, which generated additional proceeds of approximately $17.6 million. The Company used $13.0 million of the proceeds to prepay its syndicated debt in January 2002. When combined with cash flows expected to be generated from on-going operations, these additional proceeds will enable the Company to meet all obligations and covenants under the credit facility through September 30, 2002. The Company believes it can continue to improve its operating cash flows through aggressive cash collection efforts, disciplined inventory purchases, and lower operating expenses following the Global Restructuring and Optimization Plan.

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

        As a result of the Global Restructuring and Optimization Plan the Company has made significant strides in the enhancement of its cash flow. During the first quarter of fiscal year 2002, operating activities of the Company utilized $25.1 million less cash as compared to the same period in fiscal year 2001. This improvement in cash flow was primarily due to positive impacts of a decrease in operating expenses related to a reduction in global headcount and an overall reduction in working capital arising from strong accounts receivable collections and improved production planning over the Company's inventory levels.

        Capital expenditures increased to $4.4 million for the first quarter of fiscal year 2002, from $2.4 million for the same period in the prior year. The increase was primarily due to investment in a production facility in South Korea, which is being utilized to consolidate our Korean operations and to enable our growth strategy in the Far East market. Other investing activities for the three months ended December 28, 2001 included approximately $22.2 million in proceeds from the sale of non-operating assets, primarily relating to the sale of an office building in Seoul, South Korea.

        The Company had $3.0 million of accrued dividends relating to Class B Mandatorily Redeemable Preferred Stock at December 28, 2001. These accrued dividends are classified within mandatorily redeemable stock.

        Seminis' total indebtedness as of December 28, 2001 was $324.5 million, of which $273.7 million were borrowings under the syndicated credit facility. Additionally, $16.6 million, $6.5 million, $9.5 million, $5.1 million, and $7.4 million were borrowings by the United States,

Chilean, Italian, Spanish, and Korean subsidiaries, respectively, and $5.7 million were borrowings primarily by other foreign subsidiaries.

        Seminis' exposure to foreign currency fluctuations is primarily due to foreign currency gains or losses that occur from intercompany loans between Seminis and its foreign subsidiaries and from the U.S. dollar denominated loan, originated by SVS Holland, B.V., a foreign subsidiary of Seminis. Seminis does not have any material outstanding hedging contracts as of December 28, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our market risk disclosures set forth in the 2001 Form 10-K have not changed significantly through the first quarter ended December 28, 2001.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        The Company is involved from time to time as a defendant in various lawsuits arising in the normal course of business. Seminis believes that no current claims, individually or in the aggregate, will have a material adverse effect on Seminis' business, results of operations or financial condition.

        Since our 2001 Form 10-K filed on January 14, 2002 and Form 10-K/A filed on January 28, 2002, there have been no material changes in legal proceedings discussed in such Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K for the quarter ended December 28, 2001.

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

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
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

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
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

(i)10.13      Revision to (h) 10.12

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

(i)  Filed with the September 30, 2001 form 10K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 5, 2002             SEMINIS, INC.



                                    /s/ Eugenio Najera Solorzano
                                    --------------------------------------------
                                    Eugenio Najera Solorzano
                                    President
                                    (Principal Executive Officer)


                                    /s/ Gaspar Alvarez Martinez
                                    --------------------------------------------
                                    Gaspar Alvarez Martinez
                                    Chief Financial and Accounting Officer
                                    (Principal Financial and Accounting Officer)