Form 10-Q
period 2002-03-29
SEMINIS INC
filed 2002-05-07
CIK 1078259

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2002

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

Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

As of April 26, 2002 the Registrant had 17,602,711 registered shares of Class A Common Stock, $0.01 par value per share, issued and outstanding, and 45,142,508 unregistered shares of Class B Common Stock, $0.01 par value per share, issued and outstanding.

SEMINIS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

SEMINIS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of	As of
	March 29,	September 30,
	2002	2001

	(unaudited)
Assets:
Current assets
Cash and cash equivalents	$27,484	$22,323
Accounts receivable, net	162,228	141,691
Other receivable	—	20,612
Inventories	268,872	279,683
Prepaid expenses and other current assets	3,820	3,436

Total current assets	462,404	467,745
Property, plant and equipment, net	168,587	182,261
Intangible assets, net	161,014	169,664
Other assets	15,636	15,687

	$807,641	$835,357

Liabilities, Mandatorily Redeemable Stock and Stockholders’ Equity:
Current liabilities
Short-term borrowings	$38,654	$19,665
Current maturities of long-term debt	262,932	67,527
Accounts payable	27,355	45,423
Accrued liabilities	97,202	89,169

Total current liabilities	426,143	221,784
Long-term debt	16,865	248,898
Deferred income taxes	15,486	15,736
Minority interest in subsidiaries	1,487	1,721

Total liabilities	459,981	488,139

Commitments and contingencies
Mandatorily redeemable stock
Class B Redeemable Preferred Stock, $0.01 par value; 25 shares authorized as of March 29, 2002 and September 30, 2001; 25 shares issued and outstanding as of March 29, 2002 and September 30, 2001	28,500	27,500

Total mandatorily redeemable stock	28,500	27,500

Stockholders’ equity
Class C Preferred Stock, $0.01 par value; 14 shares authorized as of March 29, 2002 and September 30, 2001; 12 shares issued and outstanding as of March 29, 2002 and September 30, 2001 (Liquidation Value of $135.1 and $129.2 million at March 29, 2002 and 2002 and September 30, 2001, respectively)	1	1
Class A Common Stock, $0.01 par value; 211,000 shares authorized as of March 29, 2002 and September 30, 2001; 17,603 and 14,682 shares issued and outstanding as of March 29, 2002 and September 30, 2001, respectively	176	147
Class B Common Stock, $0.01 par value; 67,000 shares authorized as of March 29, 2002 and September 30, 2001; 45,142 shares issued and outstanding as of March 29, 2002 and September 30, 2001	452	452
Additional paid-in capital	766,240	764,657
Accumulated deficit	(400,372)	(397,485)
Accumulated other comprehensive loss	(47,337)	(48,054)

Total stockholders’ equity	319,160	319,718

	$807,641	$835,357

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2002	2001	2002	2001

	(unaudited)		(unaudited)

Net sales	$152,309	$151,514	$232,388	$232,747
Cost of goods sold	56,458	59,359	86,744	92,321

Gross profit	95,851	92,155	145,644	140,426

Operating expenses
Research and development expenses	9,611	13,076	21,510	26,632
Selling, general and administrative expenses	44,621	46,681	88,528	91,814
Amortization of intangible assets	4,144	7,002	8,302	14,302

Total operating expenses	58,376	66,759	118,340	132,748

Income from operations	37,475	25,396	27,304	7,678

Other income (expense)
Interest income	122	450	242	1,004
Interest expense	(7,054)	(11,955)	(14,344)	(20,620)
Foreign currency loss	(3,278)	(2,997)	(4,342)	(555)
Other, net	4,571	263	4,965	162

	(5,639)	(14,239)	(13,479)	(20,009)

Income (loss) before income taxes	31,836	11,157	13,825	(12,331)
Income tax benefit (expense)	(6,182)	(6,278)	(7,482)	373

Net income (loss)	25,654	4,879	6,343	(11,958)
Preferred stock dividends	(3,497)	(3,483)	(6,927)	(6,913)
Additional capital contribution dividends	(1,164)	(1,180)	(2,303)	(1,999)

Net income (loss) available for common stockholders	$20,993	$216	$(2,887)	$(20,870)

Net income (loss) available for common stockholders per common share, basic and diluted	$0.34	$—	$(0.05)	$(0.35)

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Class C Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity

Balance, September 30, 2001	12	$1	14,682	$147	45,142	$452	$764,657	$(397,485)	$(48,054)	$319,718

Comprehensive income
Net income (unaudited)	—	—	—	—	—	—	—	6,343	—	6,343
Translation adjustment (unaudited)	—	—	—	—	—	—	—	—	717	717

										7,060
Restricted shares issuance (unaudited)	—	—	2,921	29	—	—	1,583	—	—	1,612

Dividends on additional capital contribution (unaudited)	—	—	—	—	—	—	--	(2,303)	—	(2,303)

Dividends on Redeemable Preferred Stock (unaudited)	—	—	—	—	—	—	—	(1,000)	—	(1,000)

Dividends on Class C Preferred Stock (unaudited)	—	—	—	—	—	—	—	(5,927)	—	(5,927)

Balance, March 29, 2002 (unaudited)	12	$1	17,603	$176	45,142	$452	$766,240	$(400,372)	$(47,337)	$319,160

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended

	March 29,	March 30,
	2002	2001

	(unaudited)

Cash flows from operating activities:
Net income (loss)	$6,343	$(11,958)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,948	22,532
Deferred income tax	593	(6,611)
Inventory write-down	8,200	12,357
Gain on sale of non-core business	(4,018)	—
Other	1,751	1,594
Changes in assets and liabilities:
Accounts receivable	(25,536)	(14,252)
Inventories	(1,625)	(3,103)
Prepaid expenses and other assets	(2,580)	(1,992)
Current income taxes	4,582	2,161
Accounts payable	(16,857)	(26,483)
Other liabilities	(1,624)	(14,737)

Net cash used in operating activities	(14,823)	(40,492)

Cash flows from investing activities:
Purchases of fixed and intangible assets	(5,796)	(4,468)
Proceeds from disposition of assets	24,342	3,022
Proceeds from sale of non-core business	17,551	—
Other	(554)	(304)

Net cash provided by (used in) investing activities	35,543	(1,750)

Cash flows from financing activities:
Proceeds from long-term debt	509	1,294
Repayment of long-term debt	(36,216)	(9,459)
Net short-term borrowings	19,996	11,787
Additional capital contribution	—	45,850

Net cash provided by (used in) financing activities	(15,711)	49,472

Effect of exchange rate changes on cash and cash equivalents	152	26

Increase in cash and cash equivalents	5,161	7,256

Cash and cash equivalents, beginning of period	22,323	22,479

Cash and cash equivalents, end of period	$27,484	$29,735

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1 — Summary of significant accounting policies

Description of business

Seminis, Inc. (“Seminis” or the “Company”) is the largest developer, producer and marketer of vegetable and fruit seeds in the world. The Company is a majority-owned subsidiary of Savia, S.A. de C.V. (“Savia”) and effectively began operations when it purchased the Asgrow Seed Company in December 1994.

Basis of presentation

The consolidated financial statements include the accounts of the Company and its majority controlled and owned subsidiaries. Investments in unconsolidated entities, representing ownership interests between 20.0% and 50.0%, are accounted for using the equity method of accounting. All material intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior periods to conform to the current quarter presentation.

Seminis generally operates on a thirteen week calendar quarter closing on the Friday closest to the natural calendar quarter, except for the fiscal year end which closes on September 30.

The unaudited consolidated financial statements included herein reflect all adjustments, (consisting only of normal recurring adjustments), that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The Company’s business is subject to seasonal fluctuation and, therefore, the results of operations for periods less than one year are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

Supplementary cash flow information

	Six Months Ended

	March 29,	March 30,
	2002	2001

	(unaudited)
Cash paid for interest	$11,469	$20,985
Cash paid for income taxes	2,307	4,077
Supplemental non-cash transactions:
Class C Preferred Stock dividends	5,927	5,913
Class B Redeemable Preferred Stock dividends	1,000	1,000
Additional capital contribution dividends	2,303	1,999

Effective January 2001, Class C Preferred Stock and additional capital contribution accrue cash dividends at 10% per annum. The syndicated bank agreement, however, precludes the payment of cash dividends.

SEMINIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income (loss) per common share

Net income (loss) per common share has been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic income (loss) per common share is computed by dividing net income (loss) available for common stockholders by the average number of common shares outstanding during each period. Net income (loss) available for common stockholders represents net income (loss) less preferred stock and additional capital contribution dividends. Diluted net income (loss) per common share reflects the potential dilution that could occur if dilutive securities and other contracts were exercised or converted into common stock or resulted in the issuance of common stock. The following table provides a reconciliation of net income (loss) and sets forth the computation for basic and diluted net income (loss) per share available for common stockholders.

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
Numerator for basic and diluted:
Net income (loss)	$25,654	$4,879	$6,343	$(11,958)
Preferred stock dividends	(3,497)	(3,483)	(6,927)	(6,913)
Additional capital contribution dividends	(1,164)	(1,180)	(2,303)	(1,999)

Net income (loss) available for common stockholders	$20,993	$216	$(2,887)	$(20,870)

Denominator — shares:
Weighted average common shares outstanding (basic)	62,062	59,824	61,056	59,824
Add: potential common shares:	—	—	—	—
Less: antidilutive effect of potential common shares	—	—	—	—

Weighted average common shares outstanding (diluted)	62,062	59,824	61,056	59,824

Net income (loss) available for common stockholders per common share:
Basic and diluted	$0.34	$—	$(0.05)	$(0.35)

A total of 1.9 million and 1.3 million stock options were excluded from the computation of diluted earnings per share for the three and six months ended March 29, 2002 and the three and six months ended March 30, 2001, respectively, due to their antidilutive effect.

Recent accounting pronouncements

SFAS No. 142, “Goodwill and Other Intangible Assets” is effective for the Company for fiscal years beginning after December 15, 2001, but may be adopted by the Company as of the beginning of fiscal 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets, (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company has early adopted this pronouncement in fiscal 2002 and expects no impairment in its goodwill and other intangible assets, and to cease the amortization of goodwill that approximates $9.0 million per year.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

SEMINIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS No. 144 supersedes SFAS No. 121 but retains many of its fundamental provisions. In addition, SFAS No. 144 expands the scope of discontinued operations to include more disposal transactions. We will adopt SFAS No. 144 as of October 1, 2002 and SFAS No. 144 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Note 2 — Liquidity

As of September 30, 2000, we were not in compliance with certain covenants of our syndicated credit facility, which gave the lenders the right to accelerate payment of all amounts outstanding under the facility. In December 2000, the lenders granted a waiver with respect to these covenants as of September 30, 2000, December 29, 2000, and March 31, 2001 that extended through April 30, 2001, at which time any defaults would once again arise. As we did not expect to be in compliance with our covenants once the waiver expired, all outstanding borrowings under the credit facility were classified as a current liability as of September 30, 2000.

In connection with granting the waivers, the lenders agreed to reschedule principal payments within fiscal year 2001. The lenders also accelerated the final maturity of the term loan and the termination date for the revolving credit commitments to June 30, 2002 from June 30, 2004. We were obligated to deliver a financial plan through September 30, 2002, which detailed cash flow projections on a monthly basis as well as proposed alternatives for the refinancing of the syndicated credit facility or recapitalization of the Company.

In April 2001, we submitted a financial plan to our lenders, detailing operating initiatives that reduced existing infrastructure and working capital requirements. Additionally, the plan identified alternative sources of capital to repay the bank debt within newly defined terms, which may include the sale of non-strategic assets, debt refinancing and additional equity infusions.

On May 31, 2001, our lenders agreed with the financial plan and the terms to restructure our $310.0 million credit facility. Upon receipt of the amended credit agreement, long-term portions of borrowings were reclassified from current liabilities to long-term debt. Among other things, the amendment extended the final maturity of the credit facility from the previously agreed on date of June 30, 2002 to December 31, 2002, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings, and revised covenant obligations. Additionally, the amendment requires us to submit monthly reports comparing actual cash flows to projections as well as describing the progress and status of any asset sales.

Interim principal obligations under the amendment included $19.0 million, $4.0 million, $31.0 million, and $9.0 million due in the first, second, third, and fourth quarters of fiscal year 2002, respectively. As all remaining amounts under the credit facility are due within one year, the $258.7 million of outstanding borrowings under the credit facility have been classified as a current liability as of March 29, 2002.

We met all required principal and interest payments during fiscal year 2001 and for the six months ended March 29, 2002, and were in compliance with all of our financial covenants under the amended credit agreement at September 30, 2001, December 28, 2001, and March 29, 2002. In October 2001, we completed the sale of an office building in Seoul, South Korea, which generated net proceeds of approximately $20.0 million. We used $19.5 million of the proceeds to pay the scheduled $19.0 million of our syndicated debt in October 2001. We also sold one of our non-core businesses in January 2002, which generated additional proceeds of approximately $17.6 million. We used $13.0 million of the proceeds to prepay our syndicated debt in January 2002. Furthermore, we paid the scheduled $4.0 million of our syndicated debt in March and April 2002. When combined with cash flows expected to be generated from on-going operations, these additional proceeds will enable us to meet all obligations and covenants under the credit facility through September 30, 2002. We believe we can continue to improve our operating cash flows through aggressive cash collection efforts, disciplined inventory purchases, and lower operating expenses following the global restructuring and optimization plan.

Whereas we expect to meet our obligations as well as covenant requirements under the amended credit facility through September 30, 2002, we must successfully execute a refinancing or recapitalization plan prior to December 31, 2002 in order to meet the final maturity of the facility. Based on current projections, we will be obligated to pay $229.7 million during the first quarter of fiscal year 2003. We are currently pursuing a

SEMINIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

refinancing and recapitalization plan which includes negotiation of a new credit facility, placement of new debt securities, and restructuring of our Class C Preferred Stock and additional capital contributions. However, there can be no assurances that we will be able to successfully complete the refinancing and recapitalization plan. Failure to comply with existing covenants which would make the syndicated debt callable, or our inability to obtain adequate financing with reasonable terms prior to December 31, 2002 could have a material adverse impact on our business, results of operations, or financial condition.

Note 3 — Global restructuring and optimization plan

In February 2000, we announced a cost-saving initiative designed to streamline operations, increase utilization of facilities and improve efficiencies. The first phase of the initiative, which commenced in fiscal year 2000, and focused on North American operations, was completed by the end of fiscal year 2001. In June 2001, we commenced the second phase, which was targeted at our global operations and expanded the phase to cover additional headcount reductions and to consolidate our facilities in Holland. We expect the second phase to be completed by the end of our current fiscal year. The key elements to the global restructuring and optimization plan involve:

•	reorganizing our ten legacy seed companies into four geographical regions;

•	selling or consolidating certain operation and production facilities;

•	reducing headcount that results from the reorganization and from facility consolidation;

•	rationalizing our product portfolio;

•	implementing an advanced logistics management information system; and

•	divesting non-strategic assets.

In connection with phase one of the global restructuring and optimization plan, we recorded nonrecurring pre-tax charges to operations of approximately $34.4 million for restructuring costs during fiscal year 2000 that included severance and other exit costs, inventory write-downs and costs associated with streamlining our products portfolio. Of this amount, $18.4 million was included in cost of goods sold for inventory write-downs. The remaining $16.0 million was included in selling, general and administrative expenses and consisted primarily of severance costs. The total phase one and initial phase two severance charges related to a planned 600-employee reduction worldwide in both operational and administrative groups.

As part of the implementation of the expanded second phase of our global optimization plan, we recorded a pre-tax charge of $12.0 million in selling, general and administrative expenses in the third quarter of fiscal year 2001. This charge primarily related to severance and related costs resulting from an additional planned 250-employee reduction worldwide in both operational and administrative groups. Primarily as a result of the global restructuring and optimization plan, we severed 144 and 758 employees in 2000 and 2001, respectively, and an additional 262 employees in the first half of fiscal year 2002. We also recorded non-cash inventory write-downs of $58.2 million in cost of goods sold in order to comply with more stringent seed quality standards and to further rationalize our product portfolio from 6,000 to 4,000 varieties. We believe we have established adequate reserves for all of the remaining costs and expenses related to our global restructuring and optimization plan.

The remaining components of the restructuring accruals are as follows:

	Balance at			Balance at
	September 30,	Additional	Amounts	March 29,
	2001	Charges	Incurred	2002

		(unaudited)	(unaudited)	(unaudited)
Severance and related expenses	$11,936	$—	$5,750	$6,186

To date, there have been no material adjustments to amounts accrued under the plan.

SEMINIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 — Inventories

     Inventories consist of the following:

	March 29,	September 30,
	2002	2001

	(unaudited)
Seed	$234,783	$246,250
Unharvested crop growing costs	26,948	25,857
Supplies	7,141	7,576

	$268,872	$279,683

Note 5 — Seminis, Inc. Stock Award Plan

During the quarter ended June 29, 2001, we adopted a stock award plan that is subject to stockholder approval. Certain key executives are awarded shares that vest if certain quarterly performance criteria are achieved over an 18 month period. Upon meeting each quarterly goal, the shares awarded become vested. The number of shares of Class A Common Stock eligible to be awarded under this plan is 4.8 million shares. During the first and second quarters of fiscal year 2002, we met our performance goals, which resulted in quarterly compensation charges of approximately $1.3 million per quarter recorded in selling, general and administrative expenses. As the quarterly goals related to the stock award plan were met in each of the last four quarters, 0.8 million, 0.7 million, 0.7 million, and 0.7 million shares were earned in the third quarter of fiscal year 2001, fourth quarter of fiscal year 2001, first quarter of fiscal year 2002, and the second quarter of fiscal year 2002, respectively.

On December 19, 2001, we received confirmation from NASDAQ that the Company could implement the stock award plan in accordance with NASDAQ rules provided that the stock awards will be forfeited back to the Company if stockholder approval is not obtained. As such, the earned share amounts have been shown as issued shares of Class A Common Stock during the first and second quarter of fiscal year 2002. The Company believes that at its stockholders meeting to be held in 2002, the stock award plan will be approved by its stockholders.

Note 6 — Contingencies

In January 2002, melon growers in Costa Rica notified us that our Dorado melon seeds were infected with Watermelon Fruit Blotch. Growers who purchased the infected Seminis seeds and growers whose crops were infected by the bacteria that spread from crops grown with the infected Seminis seeds have claimed damages against us. The claims related to those growers who purchased Seminis seeds have been settled for approximately $5.8 million, of which, approximately $2.6 million was recovered under our errors and omissions insurance policy. We have paid approximately $1.2 million and we are scheduled to pay the remainder of the settlement by July 2002. The claims related to the growers with the infected crops total approximately $3.5 million and we believe these claims are covered under our general liability insurance policy. We have tentatively settled all of these claims and we advanced approximately $1.1 million to the growers, however, we are unable to finalize the settlement because our general liability insurance carrier has tentatively denied coverage. We are continuing to negotiate with our general liability insurance carrier on this matter. In the event we cannot finalize the settlement, claims could increase above $3.5 million.

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

Overview

Seminis is the largest developer, producer and marketer of vegetable and fruit seeds in the world. Seminis produces more than 60 species and 4,000 distinct varieties of vegetable and fruit seeds. Seminis has established a worldwide presence and global distribution network that spans 150 countries with over 50 research and development facilities in 17 countries and production sites in over 25 countries. Seminis is a majority owned subsidiary of Savia, S.A. de C. V. (“Savia”).

In order to achieve its position as the premier vegetable and fruit seed company, Seminis has completed ten acquisitions since its formation in 1994 and has incurred significant expenses related to the development of its infrastructure, including its human resource capability, information systems, brand marketing teams and its research and development capability. Seminis expenses its investments in research and development and in the creation of its worldwide sales capability. The comparability of Seminis’ results of operations from year to year has also been affected by expenses associated with the global restructuring and optimization plan, the impact of acquisition accounting under purchase accounting principles, interest expense attributable to acquisition financing and exposure to foreign currency fluctuations.

Results of operations

The table below sets forth Seminis’ results of operations data expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2002	2001	2002	2001

	(unaudited)		(unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	62.9	60.8	62.7	60.3
Research and development expenses	6.3	8.6	9.3	11.4
Selling, general and administrative expenses	29.3	30.8	38.1	39.4
Amortization of intangible assets	2.7	4.7	3.6	6.2

Income from operations	24.6	16.7	11.7	3.3
Interest expense, net	(4.6)	(7.6)	(6.1)	(8.4)
Other non-operating income (expense), net	0.8	(1.8)	0.3	(0.2)

Income (loss) before income taxes	20.8	7.3	5.9	(5.3)
Income tax benefit (expense)	(4.1)	(4.1)	(3.2)	0.2

Net income (loss)	16.7%	3.2%	2.7%	(5.1)

Six months ended March 29, 2002 compared with six months ended March 30, 2001

Net sales

Net sales decreased 0.2% to $232.4 million for the six months ended March 29, 2002 from $232.7 million for the same period ended March 30, 2001. The result was primarily due to $4.9 million of negative currency fluctuations relating to weakness in the Euro, South Korean Won, and Brazilian Real versus the United States Dollar during the six months ended March 29, 2002, compared to the same period in the prior fiscal year. In addition, the six months ended March 30, 2001 included incremental net sales of $4.3 million from the divestiture of a non-core business in January 2002. In constant dollars, stated at monthly average exchange rates for fiscal year 2001, and excluding the sales of the divested non-core business, sales would have increased 3.8%. This increase was primarily attributable to higher sales of onion, cucumber, tomato, and white cabbage varieties in the Europe, Middle East, and Africa region. Also, the North and Central America sales region benefited from increased sales of lettuce, spinach, and hot pepper varieties. The sales increases were primarily attributed to price increases implemented in these respective regions. Overall sales increases were partially offset by decreases in Far East region sales due to weak economic and poor weather conditions and in South American sales due to the economic instability in Argentina. Our business is subject to seasonal fluctuations and, therefore, the sales for the first half of a fiscal year are not necessarily indicative of those to be expected in any other interim period or for an entire fiscal year.

Gross profit

Gross profit increased 3.7% to $145.6 million for the six months ended March 29, 2002 from $140.4 million for the six months ended March 30, 2001. Gross margin increased to 62.7% for the six months ended March 29, 2002 from 60.3% for the six months ended March 30, 2001. The increase was primarily due to seed price increases within the Europe, Middle East, and Africa and the North and Central America sales regions as well as an improved product mix. The improvement in both gross profit and gross margin also reflects a non-cash inventory write-down of $4.4 million taken in the first half of fiscal year 2001, which was part of approximately $58.2 million of inventory write-down charges related to the global restructuring and optimization plan recorded in fiscal year 2001. Additionally, approximately $1.0 million of freight and handling charge revenue was recognized in net sales during the six months ended March 29, 2002 in compliance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” with the corresponding expense recorded in selling, general and administrative expenses. In the prior year, such freight and handling charge revenue was netted against the corresponding selling, general and administrative expenses.

Research and development expenses

Research and development expenses decreased 19.2% to $21.5 million for the six months ended March 29, 2002 from $26.6 million for the six months ended March 30, 2001. The decrease was primarily due to personnel reductions from the global restructuring and optimization plan and currency fluctuations from research and development operations in Europe, South Korea and Brazil in the first half of fiscal year 2002. The decrease was also attributable to an approximate $0.8 million research grant received in Europe which offset research and development expenses during the six months ended March 29, 2002. In addition, expenses decreased by approximately $0.5 million due to the impact of the divestiture of a non-core business.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 3.6% to $88.5 million for the six months ended March 29, 2002 from $91.8 million for the six months ended March 30, 2001. The decrease was primarily attributable to the elimination of $3.0 million of expenses incurred in the second quarter of fiscal year 2001 by a non-core business divested in January 2002 combined with the impact of further headcount reductions following the implementation of the global restructuring and optimization plan. The decrease was also the result of approximately $3.4 million of facility moving costs and $1.5 million of consulting fees due to restructuring initiatives incurred in the first half of fiscal year 2001 compared to $0 and $0.8 million, respectively, during the same period in fiscal year 2002. The decrease in expenses was partially offset by a compensation charge of $2.6 million related to an employee stock award plan recorded during the first half of fiscal year 2002 with no corresponding charge during the same period in the prior fiscal year. Additionally, the decrease in expenses was offset by approximately $1.0 million of freight and handling charge revenue which was recognized in net sales during the six months ended March 29, 2002. In the prior year, such freight and handling charge revenue was netted against the corresponding selling, general and administrative expenses.

Amortization of intangible assets

Amortization of intangible assets decreased 42.0% to $8.3 million for the six months ended March 29, 2002 from $14.3 million for the six months ended March 30, 2001. The decrease was primarily due to the early adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” The pronouncement requires that periodic amortization of goodwill be ceased, and that annual reviews of the net realizable value of the goodwill need to be performed to determine if an impairment of the goodwill asset value exists. We expect no impairment in goodwill and other intangible assets. Therefore, we recorded no goodwill amortization in accordance with SFAS No. 142 in the first half of fiscal year 2002, whereas approximately $4.6 million of goodwill amortization was recorded during the first half of fiscal year 2001. The balance of the decrease was also due to the currency impact from the devaluation of the South Korean Won on South Korean based intangible assets.

Interest expense, net

Interest expense, net, decreased 28.1% to $14.1 million for the six months ended March 29, 2002 from $19.6 million for the six months ended March 30, 2001. The decrease was primarily due to lower average debt balances and interest rates during the first half of fiscal year 2002 compared to the same period of the prior fiscal year. During the 12 months ended March 29, 2002, our bank debt balance has decreased by approximately $52.8 million.

Other non-operating income (expense), net

We had other non-operating income, including foreign currency gain (loss), net, of $0.6 million for the six months ended March 29, 2002 as compared to other non-operating expense, net, of $0.4 million for the six months ended March 30, 2001. Other non-operating income, net, for the six months ended March 29, 2002 primarily consists of an approximate $4.0 million gain from the sale of a non-core business in January 2002, offset by foreign currency losses of $4.3 million resulting from currency devaluations in South America and a United States Dollar denominated loan in The Netherlands. Other income, net, also includes gains from non-strategic asset sales in South Korea. Other non-operating expense, net, for the six months ended March 31, 2001 included a foreign currency loss of $0.6 million and other income of $0.2 million primarily relating to the sale of non-strategic assets.

Income tax benefit (expense)

Income tax expense was $7.5 million for the six months ended March 29, 2002 compared to income tax benefit of $0.4 million for the six months ended March 30, 2001. The increase in income tax expense was the result of higher consolidated pretax income and the mix of worldwide income tax rates.

Three months ended March 29, 2002 compared with three months ended March 30, 2001

Net sales

Net sales increased 0.5% to $152.3 million for the three months ended March 29, 2002 from $151.5 million for the same period ended March 30, 2001. Partially offsetting this overall increase in sales was $3.2 million of negative currency fluctuations relating to weakness in the Euro, South Korean Won, and Brazilian Real versus the United States Dollar during the three months ended March 29, 2002, compared to the same period in the prior fiscal year. In addition, the three months ended March 30, 2001 included net sales of $4.3 million from the divestiture of a non-core business in January 2002. In constant United States Dollars, stated at monthly average exchange rates for fiscal year 2001, and excluding the sales of the divested non-core business, sales would have increased 5.5%. This increase was primarily attributable to higher sales of onion, cucumber, tomato, and white cabbage varieties in the Europe, Middle East, and Africa region. Also, the North and Central America sales region benefited from increased sales of lettuce, spinach, and hot pepper varieties. The sales increases were primarily attributed to price increases implemented in these respective regions. Overall sales increases were partially offset by decreases in Far East region sales due to weak economic and poor weather conditions and in South American sales due to the economic instability in Argentina. Our business is subject to seasonal fluctuations and, therefore, the sales for the second quarter of a fiscal year are not necessarily indicative of those to be expected in any other interim period or for an entire fiscal year.

Gross profit

Gross profit increased 4.0% to $95.9 million for the three months ended March 29, 2002 from $92.2 million for the three months ended March 30, 2001. Gross margin increased to 62.9% for the three months ended March 29, 2002 from 60.8% for the three months ended March 30, 2002. The increase was primarily due to seed price increases within the Europe, Middle East, and Africa and the North and Central America sales regions as well as an improved product mix. The improvement in both gross profit and gross margin also reflects a non-cash inventory write-down of $4.4 million taken in the second quarter of fiscal year 2001, which was part of approximately $58.2 million of inventory write-down charges related to the global restructuring and optimization plan recorded in fiscal year 2001. Additionally, approximately $0.4 million of freight and handling charge revenue was recognized in net sales during the three months ended March 29, 2002 in compliance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” with the corresponding expense recorded in selling, general and administrative expenses. In the prior year, such freight and handling charge revenue was netted against the corresponding selling, general and administrative expenses.

Research and development expenses

Research and development expenses decreased 26.5% to $9.6 million for the three months ended March 29, 2002 from $13.1 million for the three months ended March 30, 2001. The decrease was primarily due to personnel reductions from the global restructuring and optimization plan and currency fluctuations from research and development operations in Europe, South Korea and Brazil in the second quarter of fiscal year 2002. Also, the decrease was attributable to an approximate $0.8 million research grant received in Europe which offset research and development expenses during the three months ended March 29, 2002. In addition, expenses decreased by approximately $0.5 million due to the impact of the divestiture of a non-core business.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 4.4% to $44.6 million for the three months ended March 29, 2002 from $46.7 million for the three months ended March 30, 2001. The decrease was primarily attributable to the elimination of $3.0 million of expenses incurred in the second quarter of fiscal year 2001 by a non-core business divested in January 2002 combined with the impact of further headcount reductions following the implementation of the global restructuring and optimization plan. The decrease was also the result of approximately $2.0 million of facility moving costs and $0.9 million of consulting fees due to restructuring initiatives incurred in the second quarter of fiscal year 2001 compared to $0 and $0.5 million, respectively, during the same period in fiscal year 2002. The decrease in expenses was partially offset by a compensation charge of $1.3 million related to an employee stock award plan recorded during the second quarter of fiscal year 2002 with no corresponding charge during the same period in the prior fiscal year. Additionally, the decrease in expenses was offset by approximately $0.4 million of freight and handling charge revenue which was recognized in net sales during the three months ended March 29, 2002. In the prior year, such freight and handling charge revenue was netted against the corresponding selling, general and administrative expenses.

Amortization of intangible assets

Amortization of intangible assets decreased 40.8% to $4.1 million for the three months ended March 29, 2002 from $7.0 million for the three months ended March 30, 2001. The decrease was primarily due to our early adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” The pronouncement requires that periodic amortization of goodwill be ceased, and that annual reviews of the net realizable value of the goodwill need to be performed to determine if an impairment of the goodwill asset value exists. We expect no impairment in goodwill and other intangible assets. Therefore, we recorded no goodwill amortization in accordance with SFAS No. 142 in the second quarter of fiscal year 2002, whereas approximately $2.2 million of goodwill amortization was recorded during the second quarter of fiscal year 2001. The balance of the decrease was also due to the currency impact from the devaluation of the South Korean Won on South Korean based intangible assets.

Interest expense, net

Interest expense, net, decreased 39.7% to $6.9 million for the three months ended March 29, 2002 from $11.5 million for the three months ended March 30, 2001. The decrease was primarily due to lower average debt balances and interest rates during the second quarter of fiscal year 2002 compared to the same period of the prior fiscal year.

Other non-operating income (expense), net

Seminis had other non-operating income, including foreign currency gain (loss), net, of $1.3 million for the three months ended March 29, 2002 as compared to other non-operating expense, net, of $2.7 million for the three months ended March 30, 2001. Other non-operating income, net, for the three months ended March 29, 2002 primarily consists of an approximate $4.0 million gain from the sale of a non-core business in January 2002, offset by foreign currency losses of $3.3 million resulting from currency devaluations in South America and a United States Dollar denominated loan in The Netherlands. Other income, net, also includes gains from non-strategic asset sales in South Korea. Other non-operating expense, net, for the three months ended March 31, 2001 included a foreign currency loss of $3.0 million primarily attributable to a United States Dollar denominated loan in The Netherlands and other income of $0.3 million relating to the sale of non-strategic assets.

Income tax benefit (expense)

Income tax expense decreased 1.5% to $6.2 million for the three months ended March 29, 2002 from $6.3 million for the three months ended March 30, 2001. The effective tax rate for the three months ended March 29, 2002 was 19.4% compared with 56.3% during the same period in the prior year. The decrease in the effective tax rate was a result of tax planning initiatives and the mix of worldwide income tax rates.

Seasonality

The seed business is highly seasonal. Generally, net sales are highest in the second fiscal quarter due to increased demand from Northern Hemisphere growers who plant seed in the early spring. We recorded 33.7% of our fiscal year 2001 net sales during our second fiscal quarter. We have historically operated at a loss during the first and third fiscal quarters due to lower sales during such quarters. Our results in any particular quarter should not be considered indicative of those to be expected for a full year.

Liquidity and capital resources

As of September 30, 2000, we were not in compliance with certain covenants of our syndicated credit facility, which gave the lenders the right to accelerate payment of all amounts outstanding under the facility. In December 2000, the lenders granted a waiver with respect to these covenants as of September 30, 2000, December 29, 2000, and March 31, 2001 that extended through April 30, 2001, at which time any defaults would once again arise. As we did not expect to be in compliance with our covenants once the waiver expired, all outstanding borrowings under the credit facility were classified as a current liability as of September 30, 2000.

In connection with granting the waivers, the lenders agreed to reschedule principal payments within fiscal year 2001. The lenders also accelerated the final maturity of the term loan and the termination date for the revolving credit commitments to June 30, 2002 from June 30, 2004. We were obligated to deliver a financial plan through September 30, 2002, which detailed cash flow projections on a monthly basis as well as proposed alternatives for the refinancing of the syndicated credit facility or recapitalization of the Company.

In April 2001, we submitted a financial plan to our lenders, detailing operating initiatives that reduced existing infrastructure and working capital requirements. Additionally, the plan identified alternative sources of capital to repay the bank debt within newly defined terms, which may include the sale of non-strategic assets, debt refinancing and additional equity infusions.

On May 31, 2001, our lenders agreed with the financial plan and the terms to restructure our $310.0 million credit facility. Upon receipt of the amended credit agreement, long-term portions of borrowings were reclassified from current liabilities to long-term debt. Among other things, the amendment extended the final maturity of the credit facility from the previously agreed on date of June 30, 2002 to December 31, 2002, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings, and revised covenant obligations. Additionally, the amendment requires us to submit monthly reports comparing actual cash flows to projections as well as describing the progress and status of any asset sales.

Interim principal obligations under the amendment included $19.0 million, $4.0 million, $31.0 million, and $9.0 million due in the first, second, third, and fourth quarters of fiscal year 2002, respectively. As all remaining amounts under the credit facility are due within one year, the $258.7 million of outstanding borrowings under the credit facility have been classified as a current liability as of March 29, 2002.

We met all required principal and interest payments during fiscal year 2001 and for the six months ended March 29, 2002, and were in compliance with all of our financial covenants under the amended credit agreement at September 30, 2001, December 28, 2001, and March 29, 2002. In October 2001, we completed the sale of an office building in Seoul, South Korea, which generated net proceeds of approximately $20.0 million. We used $19.5 million of the proceeds to pay the scheduled $19.0 million of our syndicated debt in October 2001. We also sold one of our non-core businesses in January 2002, which generated additional proceeds of approximately $17.6 million. We used $13.0 million of the proceeds to prepay our syndicated debt in January 2002. Furthermore, we paid the scheduled $4.0 million of our syndicated debt in March and April 2002. When combined with cash flows expected to be generated from on-going operations, these additional proceeds will enable us to meet all obligations and covenants under the credit facility through September 30, 2002. We believe we can continue to improve our operating cash flows through aggressive cash collection efforts, disciplined inventory purchases, and lower operating expenses following the global restructuring and optimization plan.

Whereas we expect to meet our obligations as well as covenant requirements under the amended credit facility through September 30, 2002, we must successfully execute a refinancing or recapitalization plan prior to December 31, 2002 in order to meet the final maturity of the facility. Based on current projections, we will be obligated to pay $229.7 million during the first quarter of fiscal year 2003. We are currently pursuing a refinancing and recapitalization plan which includes negotiation of a new credit facility, placement of new debt securities, and restructuring of our Class C Preferred Stock and additional capital contributions. However, there can be no assurances that we will be able to successfully complete the refinancing and recapitalization plan. Failure to comply with existing covenants which would make the syndicated debt callable, or our inability to obtain adequate financing with reasonable terms prior to December 31, 2002 could have a material adverse impact on our business, results of operations, or financial condition.

As a result of the global restructuring and optimization plan we have made significant strides in the enhancement of our cash flow. During the six months ended March 29, 2002, our operating activities utilized $25.7 million less cash as compared to the same period in fiscal year 2001. This improvement in cash flow was primarily due to positive impacts of a decrease in operating expenses through a reduction in global headcount and an overall reduction in working capital arising from improved production planning over our inventory levels.

Capital expenditures increased to $5.8 million for the first half of fiscal year 2002, from $4.5 million for the same period in the prior fiscal year. The increase was primarily due to investment in a production facility in South Korea, which is being utilized to consolidate our South Korean operations and to enable our growth strategy in the Far East market. Other investing activities for the six months ended March 29, 2002 included approximately $24.3 million in proceeds from the sale of assets, primarily relating to the sale of an office building in Seoul, South Korea, and $17.6 million from the sale of a non-core business.

We had $3.5 million of accrued dividends relating to Class B Mandatorily Redeemable Preferred Stock at March 29, 2002. These accrued dividends are classified within mandatorily redeemable stock.

Our total indebtedness as of March 29, 2002 was $318.5 million, of which $258.7 million were borrowings under our syndicated credit facility and we had $15.1 million, $6.0 million, $6.4 million, $5.4 million, and $20.3 million of borrowings by our United States, Chilean, Italian, Spanish, and South Korean subsidiaries, respectively, and $6.6 million of borrowings primarily by other foreign subsidiaries.

Our exposure to foreign currency fluctuations is primarily due to foreign currency gains or losses that occur from intercompany loans between us and our foreign subsidiaries and from the United States Dollar denominated loan, originated by SVS Holland, B.V., a foreign subsidiary. We do not have any material outstanding hedging contracts as of March 29, 2002.

Item 3. Quantitative and qualitative disclosures about market risk

Our market risk disclosures set forth in the 2001 Form 10-K have not changed significantly through the second quarter ended March 29, 2002.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

We are involved, from time to time, as a defendant in various lawsuits arising in the normal course of business. We believe that no current claims, individually or in the aggregate, will have a material adverse effect on our business, results of operations, or financial condition.

As part of the formation of LSL PlantScience, LSL Biotechnologies contributed certain agreements between LSL Biotechnologies and a third party. These agreements contain provisions that permanently restrict the third party from engaging in the development or marketing of open field tomato seeds having long-shelf life characteristics in certain areas of the world, including North America. In September 2000, the Antitrust Division of the United States Department of Justice filed suit in the United States Court for the District of Arizona against LSL PlantScience, LSL Biotechnologies and our company to delete these restrictive provisions. On March 29, 2002, the United States District Court dismissed, without prejudice, the action against LSL PlantScience, LSL Biotechnologies, and us.

In January 2002, melon growers in Costa Rica notified us that our Dorado melon seeds were infected with Watermelon Fruit Blotch. Growers who purchased the infected Seminis seeds and growers whose crops were infected by the bacteria that spread from crops grown with the infected Seminis seeds have claimed damages against us. The claims related to those growers who purchased Seminis seeds have been settled for approximately $5.8 million, of which, approximately $2.6 million was recovered under our errors and omissions insurance policy. We have paid approximately $1.2 million and we are scheduled to pay the remainder of the settlement by July 2002. The claims related to the growers with the infected crops total approximately $3.5 million and we believe these claims are covered under our general liability insurance policy. We have tentatively settled all of these claims and we advanced approximately $1.1 million to the growers, however, we are unable to finalize the settlement because our general liability insurance carrier has tentatively denied coverage. We are continuing to negotiate with our general liability insurance carrier on this matter. In the event we cannot finalize the settlement, claims could increase above $3.5 million.

Item 6. Exhibits and reports on Form 8-K

We did not file any reports on Form 8-K for the quarter ended March 29, 2002.

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

Date: May 7, 2002	SEMINIS, INC

/s/ Eugenio Najera Solorzano
Eugenio Najera Solorzano President and Chief Operating Officer (Principal Executive Officer)

/s/ Gaspar Alvarez Martinez
Gaspar Alvarez Martinez Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)