Form 10-Q
period 2002-06-28
SEMINIS INC
filed 2002-08-12
CIK 1078259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2002

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

Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   [X]     NO [   ]

As of July 26, 2002 the Registrant had 18,294,555 registered shares of Class A Common Stock, $0.01 par value per share, issued and outstanding, and 45,142,508 unregistered shares of Class B Common Stock, $0.01 par value per share, issued and outstanding.

SEMINIS, INC.

Form 10-Q
For the Quarterly Period Ended June 28, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMINIS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of	As of
	June 28,	September 30,
	2002	2001

	(unaudited)
Assets:
Current assets
Cash and cash equivalents	$20,825	$22,323
Accounts receivable, net	160,567	141,691
Other receivable	—	20,612
Income tax receivable	5,899	—
Inventories	268,466	279,683
Prepaid expenses and other current assets	4,332	3,436

Total current assets	460,089	467,745
Property, plant and equipment, net	172,663	182,261
Intangible assets, net	167,117	169,664
Other assets	15,779	15,687

	$815,648	$835,357

Liabilities, Mandatorily Redeemable Stock and Stockholders’ Equity:
Current liabilities
Short-term borrowings	$36,891	$19,665
Current maturities of long-term debt	243,096	67,527
Accounts payable	20,164	45,423
Accrued liabilities	102,132	89,169

Total current liabilities	402,283	221,784
Long-term debt	17,756	248,898
Deferred income taxes	20,048	15,736
Minority interest in subsidiaries	1,752	1,721

Total liabilities	441,839	488,139

Commitments and contingencies

Mandatorily redeemable stock
Class B Redeemable Preferred Stock, $0.01 par value; 25 shares authorized as of June 28, 2002 and September 30, 2001; 25 shares issued and outstanding as of June 28, 2002 and September 30, 2001	29,000	27,500

Total mandatorily redeemable stock	29,000	27,500

Stockholders’ equity
Class C Preferred Stock, $0.01 par value; 14 shares authorized as of June 28, 2002 and September 30, 2001; 12 shares issued and outstanding as of June 28, 2002 and September 30, 2001 (Liquidation Value of $138.1 and $129.2 million at June 28, 2002 and September 30, 2001, respectively.)	1	1
Class A Common Stock, $0.01 par value; 211,000 shares authorized as of June 28, 2002 and September 30, 2001; 18,295 and 14,682 shares issued and outstanding as of June 28, 2002 and September 30, 2001, respectively	183	147
Class B Common Stock, $0.01 par value; 67,000 shares authorized as of June 28, 2002 and September 30, 2001; 45,142 shares issued and outstanding as of June 28, 2002 and September 30, 2001	452	452
Additional paid-in capital	768,744	764,657
Accumulated deficit	(400,768)	(397,485)
Accumulated other comprehensive loss	(23,803)	(48,054)

Total stockholders’ equity	344,809	319,718

	$815,648	$835,357

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net sales	$106,564	$106,445	$338,952	$339,192
Cost of goods sold	41,581	96,207	128,325	188,528

Gross profit	64,983	10,238	210,627	150,664

Operating expenses
Research and development expenses	10,973	13,258	32,483	39,890
Selling, general and administrative expenses	43,972	54,709	132,500	146,523
Amortization of intangible assets	4,236	6,803	12,538	21,105

Total operating expenses	59,181	74,770	177,521	207,518

Income (loss) from operations	5,802	(64,532)	33,106	(56,854)

Other income (expense)
Interest income	104	200	346	1,204
Interest expense	(7,186)	(11,181)	(21,530)	(31,801)
Foreign currency gain (loss)	2,838	(1,555)	(1,504)	(2,110)
Other, net	1,168	(481)	6,133	(319)

	(3,076)	(13,017)	(16,555)	(33,026)

Income (loss) before income taxes	2,726	(77,549)	16,551	(89,880)
Income tax benefit (expense)	1,538	(29,541)	(5,944)	(29,168)

Net income (loss)	4,264	(107,090)	10,607	(119,048)

Preferred stock dividends	(3,496)	(3,496)	(10,423)	(10,409)
Additional capital contribution dividends	(1,164)	(1,164)	(3,467)	(3,163)

Net loss available for common stockholders	$(396)	$(111,750)	$(3,283)	$(132,620)

Net loss available for common stockholders per common share, basic and diluted	$(0.01)	$(1.87)	$(0.05)	$(2.22)

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
Consolidated Statement of Stockholders’ Equity
(In thousands)

									Accumu-
									lated Other	Total
	Class C		Class A		Class B		Additional	Accumu-	Compre-	Stock-
	Preferred Stock		Common Stock		Common Stock		Paid-In	lated	hensive	holders’
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity

Balance, September 30, 2001	12	$1	14,682	$147	45,142	$452	$764,657	$(397,485)	$(48,054)	$319,718

Comprehensive income
Net income (Unaudited)	—	—	—	—	—	—	—	10,607	—	10,607
Translation adjustment (Unaudited)	—	—	—	—	—	—	—	—	24,251	24,251

										34,858
Restricted share issuance (Unaudited)	—	—	3,611	36	—	—	4,087	—	—	4,123

Options exercised (Unaudited)	—	—	2	—	—	—	—	—	—	—

Dividends on additional capital contribution (Unaudited)	—	—	—	—	—	—	—	(3,467)	—	(3,467)

Dividends on Redeemable Preferred Stock (Unaudited)	—	—	—	—	—	—	—	(1,500)	—	(1,500)

Dividends on Class C Preferred Stock (Unaudited)	—	—	—	—	—	—	—	(8,923)	—	(8,923)

Balance, June 28, 2002 (Unaudited)	12	$1	18,295	$183	45,142	$452	$768,744	$(400,768)	$(23,803)	$344,809

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months Ended

	June 28,	June 29,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$10,607	$(119,048)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,993	33,643
Deferred income taxes	3,752	21,557
Inventory write-down	12,309	69,835
Gain on sale of non-core business	(4,018)	—
Other	(796)	5,525
Changes in assets and liabilities:
Accounts receivable	(14,942)	(1,001)
Inventories	5,198	3,031
Prepaid expenses and other assets	(3,753)	151
Current income taxes	(3,953)	(19)
Accounts payable	(25,505)	(32,131)
Other liabilities	(448)	(11,289)

Net cash provided by (used in) operating activities	2,444	(29,746)

Cash flows from investing activities:
Purchases of fixed and intangible assets	(8,767)	(7,592)
Proceeds from disposition of assets	25,758	7,096
Proceeds from sale of non-core business	17,551	—
Other	(569)	(215)

Net cash provided by (used in) investing activities	33,973	(711)

Cash flows from financing activities:
Proceeds from long-term debt	1,636	1,395
Repayment of long-term debt	(56,902)	(17,352)
Net short-term borrowings	14,981	8,033
Additional capital contribution	—	45,850

Net cash provided by (used in) financing activities	(40,285)	37,926

Effect of exchange rate changes on cash and cash equivalents	2,370	(599)

Increase in cash and cash equivalents	(1,498)	6,870

Cash and cash equivalents, beginning of period	22,323	22,479

Cash and cash equivalents, end of period	$20,825	$29,349

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
Notes to Consolidated Financial Statements
(In Thousands, Except Per Share Data)

NOTE 1 — Summary of Significant Accounting Policies

Description of Business

     Seminis, Inc. (“Seminis”, the “Company”, or “we”) is the largest developer, producer and marketer of vegetable and fruit seeds in the world. The Company is a majority-owned subsidiary of Savia, S.A. de C.V. (“Savia”) and effectively began operations when it purchased the Asgrow Seed Company in December 1994.

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

Supplementary Cash Flow Information

	Nine Months Ended

	June 28,	June 29,
	2002	2001

	(Unaudited)
Cash paid for interest	$18,993	$29,747
Cash paid for income taxes	6,145	7,630

Supplemental non-cash transactions:
Class C Preferred Stock dividends	8,923	8,909
Class B Redeemable Preferred Stock dividends	1,500	1,500
Additional capital contribution dividends	3,467	3,163
Compensation charge for restricted stock award	4,359	894

     On July 3, 2002, we received a $5,899 cash tax refund that resulted from the extension of the net operating loss carryback provisions as provided by the Job Creation and Worker Assistance Act of 2002.

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

	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Numerator for basic and diluted:
Net income (loss)	$4,264	$(107,090)	$10,607	$(119,048)
Preferred stock dividends	(3,496)	(3,496)	(10,423)	(10,409)
Additional capital contribution dividends	(1,164)	(1,164)	(3,467)	(3,163)

Net income (loss) available for common stockholders	$(396)	$(111,750)	$(3,283)	$(132,620)

Denominator — shares:
Weighted average common shares outstanding (basic)	62,746	59,824	61,619	59,824
Add: potential common shares:	—	—	—	—
Less: antidilutive effect of potential common shares	—	—	—	—

Weighted average common shares outstanding (diluted)	62,746	59,824	61,619	59,824

Net income (loss) available for common stockholders per common share:
Basic and diluted	$(0.01)	$(1.87)	$(0.05)	$(2.22)

     A total of 4.4 million and 1.2 million shares of stock options were excluded from the computation of diluted earnings per share for the three and nine months ended June 28, 2002 and the three and nine months ended June 29, 2001, respectively, due to their antidilutive effect. Included in the 4.4 million shares of stock options for the three and nine months ended June 28, 2002 are 2.6 million shares pending stockholders’ approval.

Recent Accounting Pronouncements

     SFAS No. 142, “Goodwill and Other Intangible Assets” was adopted by the Company as of the beginning of fiscal 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets, (but not those acquired in a business combination), should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company expects no impairment in its goodwill and other intangible assets, and ceased the amortization of goodwill that approximated $9.0 million per year.

     In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 but retains many of its fundamental provisions. In addition, SFAS No. 144 expands the scope of discontinued operations to include more disposal transactions. We will adopt SFAS No. 144 as of October 1, 2002; SFAS No. 144 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

     In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” Among other things, SFAS No. 145 rescinds various pronouncements regarding extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions” are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company believes this new standard will not have an impact on its business, consolidated financial position, results of operations or cash flow.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring.)”

     SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair market value and recognized when the liability is incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free rate that was used in the initial measurement of the liability recorded. The cumulative effect of a change resulting from revisions either to the timing or the amount of estimated cash flow is recognized as an adjustment to the liability in the period of the change and charged to the same line items in the statement of operations used when the related costs were initially recognized. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan.

     The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes SFAS No. 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized, depending on the nature of the exit or disposal activity and the timing of the related estimated cash flows.

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

     Interim principal obligations under the amendment included $19.0 million, $4.0 million, $31.0 million, and $9.0 million due in the first, second, third, and fourth quarters of fiscal year 2002, respectively. As all remaining amounts under the credit facility are due within one year, the $238.7 million of outstanding borrowings under the credit facility have been classified as a current liability as of June 28, 2002.

     We met all required principal and interest payments during fiscal year 2001 and for the nine months ended June 28, 2002, and were in compliance with all of our financial covenants under the amended credit agreement at September 30, 2001, December 28, 2001, March 29, 2002 and June 28, 2002. In October 2001, we completed the sale of an office building in Seoul, South Korea, which generated net proceeds of approximately $20.0 million. We used $19.5 million of the proceeds to pay the scheduled $19.0 million of our syndicated debt in October 2001. We also sold one of our non-core businesses in January 2002, which generated additional proceeds of approximately $17.6 million. We used $13.0 million of the proceeds to prepay our syndicated debt in January 2002 and utilized our operating cash flow to pay the remaining $18.0 million in June 2002. A total of $20.0 million in principal payment was made to the syndicated credit facility in the current quarter. When combined with cash flows expected to be generated from on-going operations and additional proceeds from the sale of non-core assets, we will be able to meet all obligations and covenants under the credit facility through September 30, 2002. We believe we can continue to improve our operating cash flows through aggressive cash collection efforts, disciplined inventory purchases, and lower operating expenses following the global restructuring and optimization plan.

     Whereas we expect to meet our obligations as well as covenant requirements under the amended credit facility through September 30, 2002, we must successfully execute a refinancing or recapitalization plan prior to December 31, 2002 in order to meet the final maturity of the facility. Based on current projections, we will be obligated to pay $229.7 million during the first quarter of fiscal year 2003. We are currently pursuing a refinancing and recapitalization plan which may include negotiation of a new credit facility, placement of new debt securities, and restructuring of our Class C Preferred Stock and additional capital contributions. The Company entered into an exchange agreement with its majority shareholder, Savia S.A. de C.V. as of July 1, 2002 to exchange all of its outstanding Seminis Class C Preferred Stock (including accrued PIK dividends) having a principal value of $120.2 million, Additional Paid-In Capital (including accrued PIK dividends) of $46.7 million and accrued and unpaid cash dividends of $10.0 million into 37.7 million shares of Seminis Class A common stock. The remaining accrued and unpaid cash dividends on the Class C Preferred Stock of $15.0 million will remain due and payable and will be paid in cash by the Company in accordance with the terms of the exchange agreement. On July 3, 2002, the Company received an opinion from UBS Warburg that, as of such date, the number of shares of Class A common stock to be received by Savia in the exchange was fair from a financial point of view to the holders of the Company’s Class A common stock and Class B common stock (in each case other than Savia and its affiliates and other than holders of the Company’s Class B common stock that also hold shares of the Company’s Class B Redeemable preferred stock). The exchange agreement was approved by the Company’s Board of Directors on July 3, 2002, but remains subject to stockholders’ approval. A copy of the opinion of UBS Warburg and a copy of the exchange agreement have been filed as exhibits to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2002. However, there can be no assurances that we will be able to successfully complete the refinancing and recapitalization plan. Failure to comply with existing covenants which would make the syndicated debt callable, or our inability to obtain adequate financing with reasonable terms prior to December 31, 2002 could have a material adverse impact on our business, results of operations, or financial condition.

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

     As part of the implementation of the expanded second phase of our global optimization plan, we recorded a pre-tax charge of $12.0 million in selling, general and administrative expenses in the third quarter of fiscal year 2001. This charge primarily related to severance and related costs resulting from an additional planned 250-employee reduction worldwide in both operational and administrative groups. Primarily as a result of the global restructuring and optimization plan, we severed 144 and 758 employees in 2000 and 2001, respectively, and an additional 272 employees in the first nine months of fiscal year 2002. We also recorded non-cash inventory write-downs of $58.2 million in cost of goods sold in order to comply with more stringent seed quality standards and to further rationalize our product portfolio from 6,000 to 4,000 varieties. We believe we have established adequate reserves for all of the remaining costs and expenses related to our global restructuring and optimization plan.

     The remaining components of the restructuring accruals are as follows:

Balance at
	Sept. 30,	Additional	Amounts	Balance at
	2001	Charges	Incurred	June 28, 2002

		(Unaudited)	(Unaudited)	(Unaudited)
Severance and related expenses	$11,936	$—	$7,288	$4,648

     To date, there have been no material adjustments to amounts accrued under the plan.

NOTE 4 — Inventories

     Inventories consist of the following:

	June 28,	September 30,
	2002	2001

	(Unaudited)
Seed	$226,873	$246,250
Unharvested crop growing costs	34,395	25,857
Supplies	7,198	7,576

	$268,466	$279,683

NOTE 5 — Seminis, Inc. Stock Award Plan

     During the quarter ended June 29, 2001, we adopted a stock award plan that is subject to stockholder approval. Certain key executives are awarded shares that vest if certain quarterly performance criteria are achieved over an 18-month period. Upon meeting each quarterly goal, the shares awarded become vested. The number of shares of Class A Common Stock eligible to be awarded under this plan is 4.8 million shares. During the first, second and third quarters of fiscal year 2002, we met our performance goals, which resulted in quarterly compensation charges of approximately $1.3 million per quarter for the first and second quarters, and approximately $2.9 million in the third quarter, recorded in selling, general and administrative expenses. As the quarterly goals related to the stock award plan were met in each of the last five quarters, 0.8 million, 0.7 million, 0.7 million, 0.7 million and 0.7 million shares were earned in the third and fourth quarters of fiscal year 2001, and the first, second and third quarters of fiscal year 2002, respectively.

     On December 19, 2001, we received confirmation from NASDAQ that the Company could implement the stock award plan in accordance with NASDAQ rules provided that the stock awards will be forfeited back to the Company if stockholder approval is not obtained. As such, the earned share amounts have been shown as issued shares of Class A Common Stock during the first, second and third quarter of fiscal year 2002. The Company believes that at its stockholders meeting to be held in 2002, its stockholders will approve the stock award plan.

NOTE 6 — Contingencies

     In January 2002, melon growers in Costa Rica notified us that our Dorado melon seeds were infected with Watermelon Fruit Blotch. Growers who purchased the infected Seminis seeds and growers whose crops were infected by the bacteria that spread from crops grown with the infected Seminis seeds have claimed damages against us. The claims related to those growers who purchased Seminis seeds have been settled for approximately $5.8 million, of which, approximately $2.6 million was recovered under our errors and omissions insurance policy and the remainder of the settlement was paid by the Company by July 2002. The claims related to the growers with the infected crops total approximately $5.2 million and we believe these claims are covered under our general liability insurance policy. We have tentatively settled all of these claims and we have advanced approximately $2.1 million to the growers; however, we are unable to finalize the settlement because our general liability insurance carrier has tentatively denied coverage. We are continuing to negotiate with our general liability insurance carrier on this matter. In the event we cannot finalize the settlement, claims could increase above $5.2 million.

NOTE 7 — Subsequent Event

     The Company entered into an exchange agreement with its majority shareholder, Savia S.A. de C.V. as of July 1, 2002 to exchange all of its outstanding Seminis Class C Preferred Stock (including accrued PIK dividends) having a principal value of $120.2 million, Additional Paid-In Capital (including accrued PIK dividends) of $46.7 million and accrued and unpaid cash dividends of $10.0 million into 37.7 million shares of Seminis Class A common stock. The remaining accrued and unpaid cash dividends on the Class C Preferred Stock of $15.0 million will remain due and payable and will be paid in cash by the Company in accordance with the terms of the exchange agreement. On July 3, 2002, the Company received an opinion from UBS Warburg that, as of such date, the number of shares of Class A common stock to be received by Savia in the exchange was fair from a financial point of view to the holders of the Company’s Class A common stock and Class B common stock (in each case other than Savia and its affiliates and other than holders of the Company’s Class B common stock that also hold shares of the Company’s Class B Redeemable preferred stock). The exchange agreement was approved by the Company’s Board of Directors on July 3, 2002, but remains subject to stockholders’ approval. A copy of the opinion of UBS Warburg and a copy of the exchange agreement have been filed as exhibits to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2002.

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

Results of Operations

     The table below sets forth Seminis’ results of operations data expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	61.0	9.6	62.1	44.4
Research and development expenses	10.3	12.4	9.5	11.8
Selling, general and administrative expenses	41.3	51.4	39.1	43.2
Amortization of intangible assets	4.0	6.4	3.7	6.2

Income (loss) from operations	5.4	(60.6)	9.8	(16.8)
Interest expense, net	(6.6)	(10.3)	(6.2)	(9.0)
Other non-operating income (expense), net	3.8	(1.9)	1.3	(0.7)

Income (loss) before income taxes	2.6	(72.8)	4.9	(26.5)
Income tax benefit (expense)	1.4	(27.8)	(1.8)	(8.6)

Net income (loss)	4.0%	(100.6)%	3.1%	(35.1)%

Nine Months Ended June 28, 2002 Compared with Nine Months Ended June 29, 2001

Net Sales

     Net sales decreased 0.1% to $339.0 million for the nine months ended June 28, 2002 from $339.2 million for the same period ended June 29, 2001. The result was primarily due to $3.1 million of negative currency fluctuations relating to weakness in the Euro, South Korean Won, and Brazilian Real versus the United States Dollar during the nine months ended June 28, 2002, compared to the same period in the prior fiscal year. In addition, the nine months ended June 29, 2001 included incremental net sales of $9.2 million from a non-core business divested in January 2002. In constant dollars, stated at monthly average exchange rates for fiscal year 2001, and excluding the sales of the divested non-core business, sales would have increased 3.2%. This increase was primarily attributable to higher sales of onion, cucumber, tomato, white cabbage, peas and bean varieties in the Europe, Middle East, and Africa region. Also, the North and Central America sales region benefited from increased sales of lettuce, spinach and sweet and hot pepper varieties. The sales increases were primarily attributed to price increases implemented in these respective regions. Overall sales increases were partially offset by decreases in Far East region sales due to weak economic and poor weather conditions and in South American sales due to the economic instability in Argentina. Our business is subject to seasonal fluctuations and, therefore, the sales for the first nine months of a fiscal year are not necessarily indicative of those to be expected in any other interim period, or for an entire fiscal year.

Gross Profit

     Gross profit increased 39.8% to $210.6 million for the nine months ended June 28, 2002 from $150.7 million for the nine months ended June 29, 2001. Gross margin increased to 62.1% for the nine months ended June 28, 2002 from 44.4% for the nine months ended June 29, 2001. The improvement in both gross profit and gross margin included a non-cash inventory write-down of $58.2 million taken during the nine months of fiscal year 2001, related to the global restructuring and optimization plan. Excluding the non-cash inventory write-down, gross margin for the period ended June 29, 2001 would have been 61.6%. The increase was also due to seed price increases within the Europe, Middle East, and Africa and the North and Central America sales regions as well as an improved product mix. Additionally, approximately $2.4 million of freight and handling charge revenue was recognized in net sales during the nine months ended June 28, 2002 in compliance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” with the corresponding expense recorded in selling, general and administrative expenses. In the prior year, such freight and handling charge revenue was netted against the corresponding selling, general and administrative expenses.

Research and Development Expenses

     Research and development expenses decreased 18.6% to $32.5 million for the nine months ended June 28, 2002 from $39.9 million for the nine months ended June 29, 2001. The decrease was primarily due to personnel reductions from the global restructuring and optimization plan and currency fluctuations from research and development operations in Europe, South Korea and Brazil for the first nine months of fiscal year 2002. The decrease was also attributable to an approximate $0.8 million research grant received in Europe which offset research and development expenses during the nine months ended June 28, 2002. In addition, expenses decreased by approximately $0.9 million due to the impact of the divestiture of a non-core business.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 9.6% to $132.5 million for the nine months ended June 28, 2002 from $146.5 million for the nine months ended June 29, 2001. The decrease was primarily the result of approximately $12.0 million of severance provision, $3.0 million of facility moving costs and $3.8 million of consulting fees due to restructuring initiatives incurred in the first nine months of fiscal year 2001 compared to $0.8 million of consulting fees for restructuring during the same period in fiscal year 2002. Additionally, the decrease was attributable to the elimination of $6.0 million of expenses incurred in the second and third quarters of fiscal year 2001, by a non-core business divested in January 2002, combined with the impact of further headcount reductions following the implementation of the global restructuring and optimization plan. The decrease in expenses was partially offset by a primarily non-cash compensation charge of $5.5 million related to an employee stock award plan recorded during the nine months ended June 28, 2002, with $1.3 million recorded during the same period in the prior fiscal year. Additionally, the decrease in expenses was offset by approximately

$2.4 million of freight and handling charge revenue that was recognized in net sales during the nine months ended June 28, 2002. In the prior year, such freight and handling charge revenue was netted against the corresponding selling, general and administrative expenses.

Amortization of Intangible Assets

     Amortization of intangible assets decreased 40.6% to $12.5 million for the nine months ended June 28, 2002 from $21.1 million for the nine months ended June 29, 2001. The decrease was primarily due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” The pronouncement requires that periodic amortization of goodwill be ceased, and that annual reviews of the net realizable value of the goodwill need to be performed to determine if an impairment of the goodwill asset value exists. We expect no impairment in goodwill and other intangible assets. Therefore, we recorded no goodwill amortization in accordance with SFAS No. 142 in the first nine months of fiscal year 2002, whereas approximately $6.8 million of goodwill amortization was recorded during the same period of fiscal year 2001. The balance of the decrease was also due to the currency impact from the fluctuation of the South Korean Won on South Korean based intangible assets in the first part of the current fiscal year.

Interest Expense, Net

     Interest expense, net, decreased 30.8% to $21.2 million for the nine months ended June 28, 2002 from $30.6 million for the nine months ended June 29, 2001. The decrease was primarily due to lower average debt balances and interest rates during the first nine months of fiscal year 2002 compared to the same period of the prior fiscal year. During the 12 months ended June 28, 2002, our bank debt balance decreased by approximately $62.1 million.

Other Non-Operating Income (Expense), Net

     We had other non-operating income, including foreign currency gain (loss), net, of $4.6 million for the nine months ended June 28, 2002 as compared to other non-operating expense, net, of $2.4 million for the nine months ended June 29, 2001. Other non-operating income, net, for the nine months ended June 28, 2002 primarily consists of an approximate $4.0 million gain from the sale of a non-core business in January 2002, offset by foreign currency losses of $1.5 million resulting from currency fluctuations in South America and a United States Dollar denominated loan in The Netherlands. Other income, net, also includes gains from non-strategic asset sales in South Korea. Other non-operating expense, net, for the nine months ended June 29, 2001, included a foreign currency loss of $2.1 million and other expense of $0.3 million primarily resulting from the loss on sale of fixed assets.

Income Tax Benefit (Expense)

     Income tax expense was $5.9 million and $29.2 million for the nine months ended June 28, 2002 and June 29, 2001, respectively. The decrease in income tax expense was the result of utilization of net operating loss carryback provisions, the mix of worldwide income tax rates and the establishment of valuation allowances for certain deferred tax assets in fiscal year 2001.

Three Months Ended June 28, 2002 Compared with Three Months Ended June 29, 2001

Net Sales

     Net sales increased 0.1% to $106.6 million for the three months ended June 28, 2002 from $106.4 million for the same period ended June 29, 2001. The increase in sales was partially due to $1.8 million of positive currency fluctuations relating to the strengthening of the Euro and South Korean Won, versus the United States Dollar during the three months ended June 28, 2002, compared to the same period in the prior fiscal year. Partially offsetting the increase in sales, the three months ended June 29, 2001 included net sales of $2.9 million from a non-core business divested in January 2002. In constant United States Dollars, stated at monthly average exchange rates for fiscal year 2001, and excluding the sales of the divested non-core business, sales would have increased 1.4%. This increase was primarily attributable to higher sales of onion, cucumber, tomato, white cabbage, peas and bean varieties in the Europe, Middle East, and Africa region. The sales increases were primarily attributed to price increases implemented in these respective regions. Third quarter sales in the Far East region also compared favorably to the prior year, due to increased demand conditions in South Korea. Overall sales increases were partially offset by decreases in the North and Central America regions due to seasonal demand changes and in South American sales primarily due to the economic instability in Argentina. Our business is subject to seasonal fluctuations and, therefore, the sales for the third quarter of a fiscal year are not necessarily indicative of those to be expected in any other interim period, or for an entire fiscal year.

Gross Profit

     Gross profit increased 534.7% to $65.0 million for the three months ended June 28, 2002 from $10.2 million for the three months ended June 29, 2001. Gross margin increased to 61.0% for the three months ended March 29, 2002 from 9.6% for the three months ended June 29, 2001. The improvement in both gross profit and gross margin included a non-cash inventory write-down of $53.8 million taken in the third quarter of fiscal year 2001, which was part of approximately $58.2 million of inventory write-down charges related to the global restructuring and optimization plan recorded in fiscal year 2001. Excluding the non-cash inventory write-down, gross margin for the three months ended June 29, 2001 would have been 60.2%. The increase was also partly due to seed price increases within the Europe, Middle East, and Africa and the North and Central America sales regions as well as an improved product mix. Additionally, approximately $0.9 million of freight and handling charge revenue was recognized in net sales during the three months ended June 28, 2002 in compliance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” with the corresponding expense recorded in selling, general and administrative expenses. In the prior year, such freight and handling charge revenue was netted against the corresponding selling, general and administrative expenses.

Research and Development Expenses

     Research and development expenses decreased 17.2% to $11.0 million for the three months ended June 28, 2002 from $13.3 million for the three months ended June 29, 2001. The decrease was primarily due to personnel reductions from the global restructuring and optimization plan. In addition, expenses decreased by approximately $0.5 million due to the impact of the divestiture of a non-core business.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 19.6% to $44.0 million for the three months ended June 28, 2002 from $54.7 million for the three months ended June 29, 2001. The decrease was primarily the result of approximately $0.5 million of facility moving costs, $1.3 million of consulting fees and $12.0 million of severance provisions due to restructuring initiatives incurred in the third quarter of fiscal year 2001 compared to no corresponding expense during the same period in fiscal year 2002. Additionally, the decrease was attributable to the elimination of $2.9 million of expenses incurred in the third quarter of fiscal year 2001, by a non-core business divested in January 2002, combined with the impact of further headcount reductions following the implementation of the global restructuring and optimization plan. The decrease in expenses was partially offset by a compensation charge of $2.9 million related to an employee stock award plan recorded during the third quarter of fiscal year 2002, compared to $1.3 million during the same period in the prior fiscal year. Additionally, the decrease in expenses was offset by approximately $0.9 million of freight and handling charge revenue that was recognized in net sales during the three months ended June 28, 2002. In the prior year, such freight and handling charge revenue was netted against the corresponding selling, general and administrative expenses.

Amortization of Intangible Assets

     Amortization of intangible assets decreased 37.7% to $4.2 million for the three months ended June 28, 2002 from $6.8 million for the three months ended June 29, 2001. The decrease was primarily due to our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” The pronouncement requires that periodic amortization of goodwill be ceased, and that annual reviews of the net realizable value of the goodwill need to be performed to determine if an impairment of the goodwill asset value exists. We expect no impairment in goodwill and other intangible assets. Therefore, we recorded no goodwill amortization in accordance with SFAS No. 142 in the third quarter of fiscal year 2002, whereas approximately $2.2 million of goodwill amortization was recorded during the third quarter of fiscal year 2001.

Interest Expense, Net

     Interest expense, net, decreased 35.5% to $7.1 million for the three months ended June 28, 2002 from $11.0 million for the three months ended June 29, 2001. The decrease was primarily due to lower average debt balances and interest rates during the second quarter of fiscal year 2002 compared to the same period of the prior fiscal year.

Other Non-Operating Income (Expense), Net

     Seminis had other non-operating income, including foreign currency gain (loss), net, of $4.0 million for the three months ended June 28, 2002 as compared to other non-operating expense, net, of $2.0 million for the three months ended June 29, 2001. Other non-operating income, net, for the three months ended June 28, 2002 primarily consists of approximately $1.2 million gain from the sale of non-core assets and foreign currency gain of $2.8 million primarily resulting from fluctuation of a strengthened Euro associated with a United States Dollar denominated loan in The Netherlands. Other non-operating expense, net, for the three months ended June 29, 2001, included a foreign currency loss of $1.6 million primarily attributable to a United States Dollar denominated loan in The Netherlands and other expense of $0.5 million relating to the loss from sale of non-strategic assets.

Income Tax Benefit (Expense)

     Income tax benefit was $1.5 million for the three months ended June 28, 2002, compared to $29.5 million income tax expense for the three months ended June 29, 2001. The change in the income tax benefit was the result of net operating loss carryback provisions, the mix of worldwide income tax rates and the establishment of valuation allowances for certain deferred tax assets in fiscal year 2001.

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

     Interim principal obligations under the amendment included $19.0 million, $4.0 million, $31.0 million, and $9.0 million due in the first, second, third, and fourth quarters of fiscal year 2002, respectively. As all remaining amounts under the credit facility are due within one year, the $238.7 million of outstanding borrowings under the credit facility have been classified as a current liability as of June 28, 2002.

     We met all required principal and interest payments during fiscal year 2001 and for the nine months ended June 28, 2002, and were in compliance with all of our financial covenants under the amended credit agreement at September 30, 2001, December 28, 2001, March 29, 2002 and June 28, 2002. In October 2001, we completed the sale of an office building in Seoul, South Korea, which generated net proceeds of approximately $20.0 million. We used $19.5 million of the proceeds to pay the scheduled $19.0 million of our syndicated debt in October 2001. We also sold one of our non-core businesses in January 2002, which generated additional proceeds of approximately $17.6 million. We used $13.0 million of the proceeds to prepay our syndicated debt in January 2002 and utilized our operating cash flow to pay the remaining $18.0 million in June 2002. A total of $20.0 million of principal payment was made to the syndicated credit facility in the current quarter. When combined with cash flows expected to be generated from on-going operations and additional proceeds from the sale of non-core assets, we will be able to meet all obligations and covenants under the credit facility through September 30, 2002. We believe we can continue to improve our operating cash flows through aggressive cash collection efforts, disciplined inventory purchases, and lower operating expenses following the global restructuring and optimization plan.

     Whereas we expect to meet our obligations as well as covenant requirements under the amended credit facility through September 30, 2002, we must successfully execute a refinancing or recapitalization plan prior to December 31, 2002 in order to meet the final maturity of the facility. Based on current projections, we will be obligated to pay $229.7 million during the first quarter of fiscal year 2003. We are currently pursuing a refinancing and recapitalization plan which may include negotiation of a new credit facility, placement of new debt securities, and restructuring of our Class C Preferred Stock and additional capital contributions. The Company entered into an exchange agreement with its majority shareholder, Savia S.A. de C.V. as of July 1, 2002 to exchange all of its outstanding Seminis Class C Preferred Stock (including accrued PIK dividends) having a principal value of $120.2 million, Additional Paid-In Capital (including accrued PIK dividends) of $46.7 million and accrued and unpaid cash dividends of $10.0 million into 37.7 million shares of Seminis Class A common stock. The remaining accrued and unpaid cash dividends on the Class C Preferred Stock of $15.0 million will remain due and payable and will be paid in cash by the Company in accordance with the terms of the exchange agreement. On July 3, 2002, the Company received an opinion from UBS Warburg that, as of such date, the number of shares of Class A common stock to be received by Savia in the exchange was fair from a financial point of view to the holders of the Company’s Class A common stock and Class B common stock (in each case other than Savia and its affiliates and other than holders of the Company’s Class B common stock that also hold shares of the Company’s Class B Redeemable preferred stock). The exchange agreement was approved by the Company’s Board of Directors on July 3, 2002, but remains subject to stockholders’ approval. A copy of the opinion of UBS Warburg and a copy of the exchange agreement have been filed as exhibits to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2002.

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

     As a result of the global restructuring and optimization plan we have made significant strides in the enhancement of our cash flow. During the nine months ended June 28, 2002, we generated $2.4 million of positive operating cash flow, which was an increase of $32.2 million compared to the same period in fiscal year 2001. This improvement in cash flow was primarily due to positive impacts of a decrease in operating expenses through a reduction in global headcount and an overall reduction in working capital arising from improved production planning over our inventory levels.

     Capital expenditures increased to $8.8 million for the nine months ended June 28, 2002, from $7.6 million for the same period in the prior fiscal year. The increase was partly due to $4.5 million investment that primarily related to a production facility, which is being utilized to consolidate our South Korean operations and to enhance our growth strategy in the Far East market. Additionally, $1.2 million of capital expenditure was attributable to the expansion of our Hungarian facility in order to consolidate large seed operations in Europe. Other investing activities for the nine months ended June 28, 2002 included approximately $25.8 million in proceeds from the sale of assets, primarily relating to the sale of an office building in Seoul, South Korea, and $17.6 million from the sale of a non-core business.

     We had $4.0 million of accrued dividends relating to Class B Mandatorily Redeemable Preferred Stock at June 28, 2002. These accrued dividends are classified within mandatorily redeemable stock.

     Our total indebtedness as of June 28, 2002 was $297.7 million, of which $238.7 million were borrowings under our syndicated credit facility and we had $15.4 million, $3.7 million, $8.9 million, $7.0 million, and $19.5 million of borrowings by our United States, Chilean, Italian, Spanish, and South Korean subsidiaries, respectively, and $4.5 million of borrowings primarily by other foreign subsidiaries.

     Our exposure to foreign currency fluctuations is primarily due to foreign currency gains or losses that occur from intercompany loans between us and our foreign subsidiaries and from the United States Dollar denominated loan, originated by SVS Holland, B.V., a foreign subsidiary. We do not have any material outstanding hedging contracts as of June 28, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our market risk disclosures set forth in the 2001 Form 10-K have not changed significantly through the third quarter ended June 28, 2002.

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

     In January 2002, melon growers in Costa Rica notified us that our Dorado melon seeds were infected with Watermelon Fruit Blotch. Growers who purchased the infected Seminis seeds and growers whose crops were infected by the bacteria that spread from crops grown with the infected Seminis seeds have claimed damages against us. The claims related to those growers who purchased Seminis seeds have been settled for approximately $5.8 million, of which, approximately $2.6 million was recovered under our errors and omissions insurance policy and the remainder of the settlement was paid by the Company by July 2002. The claims related to the growers with the infected crops total approximately $5.2 million and we believe these claims are covered under our general liability insurance policy. We have tentatively settled all of these claims and we have advanced approximately $2.1 million to the growers; however, we are unable to finalize the settlement because our general liability insurance carrier has tentatively denied coverage. We are continuing to negotiate with our general liability insurance carrier on this matter. In the event we cannot finalize the settlement, claims could increase above $5.2 million.

Item 6. Exhibits and Reports on Form 8-K

     We filed a Form 8-K on August 9, 2002.

Exhibit Index

Exhibit
Number	Description

(a) 1	Form of Underwriting Agreement
(c) 2	Merger Agreement by and between Seminis, Inc., an Illinois corporation and Seminis, Inc., a Delaware corporation
(c) 3.1	Certificate of Incorporation
(c) 3.2	Certificate of Designations of Class A Mandatorily Redeemable Preferred Stock and Class B Mandatorily Redeemable Preferred Stock of Seminis, Inc.
(c) 3.3	Certificate of Designations of Class C Redeemable Preferred Stock of Seminis, Inc.
(c) 3.4	By-Laws
(c) 4.1	Form of Class A Common Stock Certificate
(a) 4.2	Registration Rights Agreement by and among Seminis, Inc. and certain shareholders of Seminis, dated October 1, 1995
(c) 5	Opinion of Milbank, Tweed, Hadley & McCloy LLP
(a) 10.1	Seminis, Inc. 1998 Stock Option Plan
(b) 10.2	Amended and Restated Seminis, Inc. 1998 Stock Option Plan
(a) 10.3	Share Subscription Agreement by and between Seminis, Inc. and Hungnong Seed Co., Ltd., dated June 12, 1998
(c) 10.4	Form of New Credit Facility among Seminis, Inc, Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as lenders, dated as of June 28, 1999
(c) 10.5	Form of Letter Agreement between Savia, S.A. de C.V. and Seminis, Inc. dated as of June 21, 1999
(d) 10.6	Second Amendment and Waiver to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, Dated as of June 29, 2000, effective March 31, 2000
(d) 10.7	Security Agreement Re: Accounts, Inventory and General Intangibles among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of June 29, 2000
(e) 10.8	Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of September 30, 2000, effective September 30, 2000.
(d) 10.9	Extension of Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of December 30, 2000, effective December 30, 2000.
(f) 10.10	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of December 29, 2000, effective December 29, 2000.
(g) 10.11	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of April 30, 2001, effective April 30, 2001.
(g) 10.11	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of April 30, 2001, effective April 30, 2001.
(h) 10.12	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent, and the Lenders from time to time parties thereto, as Lenders, dated as of May 31, 2001, effective May 31, 2001.
(i) 10.13	Revision to (h) 10.12
(b) 21	Subsidiaries of Registrant
27.1	Financial Data Schedule
(j) 99.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
(j) 99.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Seminis’ Form S-1 filed on February 11, 1999.

(b)	Incorporated by reference to Seminis’ Amendment No. 2 to Form S-1 filed on May 27, 1999.

(c)	Incorporated by reference to Seminis’ Amendment No. 3 to Form S-1 filed on June 21, 1999.

(d)	Filed with the June 30, 2000 form 10Q.

(e)	Filed with the September 30, 2000 form 10K.

(f)	Filed with the December 30, 2000 form 10Q.

(g)	Filed with the March 30, 2001 form 10Q.

(h)	Filed with the June 29, 2001 form 10Q.

(i)	Filed with the September 30, 2001 form 10K.

(j)	Filed with the June 28, 2002 form 10Q.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2002	SEMINIS, INC

/s/ Eugenio Najera Solorzano

Eugenio Najera Solorzano President and Chief Operating Officer (Principal Executive Officer)

/s/ Gaspar Alvarez Martinez

Gaspar Alvarez Martinez VP WW Corporate Comptroller and Chief Accounting Officer (Principal Financial and Accounting Officer)