Form 10-K
period 2002-09-30
SEMINIS INC
filed 2003-01-14
CIK 1078259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________ .

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of Seminis, Inc. as of December 17, 2002 was approximately $47.87 million.

The number of shares outstanding of the registrant’s Class A Common Stock, par value $0.01 per share and Class B Common Stock, par value $0.01 per share, as of December 17, 2002 was 18,939,611 and 45,142,508 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Seminis, Inc. are incorporated by reference into Part III hereof.

SEMINIS, INC.

Form 10-K Annual Report
For the Fiscal Year Ended September 30, 2002

PART I

Item 1. Business

OVERVIEW

Seminis, Inc. (the “Company”, “we”) is the leading worldwide developer, producer and marketer of vegetable and fruit seeds. We produce more than 60 species and 4,000 vegetable and fruit seed products (which do not include tree and citrus fruits). We market our seeds through four full-line brands — Seminis, Asgrow, Petoseed and Royal Sluis — and five specialty and regional brands. Our 2002 net seed sales represented approximately 19% of the estimated $2.3 billion worldwide market for vegetable and fruit seeds (excluding tree and citrus fruits).

We use seeds as the delivery vehicle for innovative agricultural technology. We develop seeds designed to reduce the need for chemicals, increase crop yield, reduce spoilage, offer longer shelf life, create better tasting foods and provide better nutritional value for consumers. We have the largest vegetable and fruit germplasm bank in the world and substantially all of our seeds are developed through our hybridization process.

As a result, we are creating and setting the foundation to capture value at all steps of the vegetable and fruit production and distribution chain: growers, distributors, processors and retailers. Our strategy is to capture this value by marketing premium-priced seeds with quantifiable benefits and superior traits directly to the parties along the distribution chain who are able to derive the most value from these seeds. This value creation and capture strategy, from grower to processor, has been successfully implemented in the field crop industry. In April 2001, we became the first vegetable and fruit seed provider to employ this value capture strategy at the grower level through increased prices for our seeds.

We have established a worldwide presence and global distribution system. We market seeds in over 150 countries, have 48 research and development facilities in 17 countries and territories and production sites in over 25 countries. This allows us to remain close to local markets around the world, adapt our products to any microclimate and meet the preferences of local consumers.

We were incorporated in 1999 under Delaware law and we are the successor to an Illinois corporation, Seminis, Inc. organized in 1994. Our principal executive offices are located at 2700 Camino del Sol, Oxnard, CA 93030-7967, telephone (805) 647-1572 and our internet address is www.seminis.com.

INDUSTRY OVERVIEW

Global Demand

As the global demand for vegetables and fruits increases, the demand for seeds to grow these crops will increase as well. We believe a fundamental driver to the increase in demand for vegetables and fruits is global population growth. The United Nations is projecting that the world population will increase from 6.2 billion people in 2002 to 7.2 billion people in 2015. In developing countries, which will experience much of the growth, vegetable and fruit consumption increased 162% from 1980 to 1999. During the same period, worldwide consumption of vegetables and fruits increased 100%.

Another driver of demand for vegetables and fruits is the health and nutritional benefits they offer. Vegetables and fruits are proven to be valuable in meeting basic nutritional needs and in preventing disease. Vegetables and fruits have very little fat, are low in calories and contain vitamins and other nutritional components. Diets high in vegetables and fruits protect against the risk of cardiovascular disease, stroke, diabetes, iron-deficiency anemia and cataracts and have been proven to significantly reduce the risk of cancer. The demand for vegetables and fruits will increase as consumers become more concerned about the health and nutritional benefits of vegetables and fruits.

New Opportunities

In addition to an overall increase in the demand for vegetables and fruits, we believe there will be an increase in demand for hybrid seeds for which growers will pay a substantially higher price. The increase in demand for hybrid seeds will come from the increasing number of benefits that can be obtained through hybridization. These benefits include obtaining higher yields per acre, greater uniformity, greater resistance to pests, diseases and environmental conditions and improved quality, flavor and nutrition.

Two breakthroughs in plant science occurred in the 1980’s that may facilitate increased productivity and higher quality vegetables and fruits. The first was the understanding of how genes, the fundamental components of the genetic code, work in plants to produce traits such as disease resistance or higher nutritional content. The second was the development of transformation technology, which is a process used to introduce new character traits into plants. These breakthroughs have opened a window of opportunity for the seed industry to generate value by developing products that increase productivity for farmers and/or have characteristics that cater to the preferences of consumers. We believe growers will pay a premium for seeds that increase productivity because advances in agricultural technology will be necessary to meet increased demand for vegetables and fruits as the amount of arable land in the world decreases. Similarly, we believe growers will pay premiums for seeds with improved output characteristics such as longer shelf life and higher nutrition. We believe seed producers will be able to capture a portion of this value being delivered to farmers, shippers, packers and consumers through increased prices.

Barriers to Entry

The vegetable and fruit seed industry is characterized by high barriers to entry. In order to develop products in the seed industry, companies need to have access to a broad germplasm bank as well as the capital to develop products over long periods of time. The development of a germplasm bank requires the accumulation of genetic materials over a period of years. Germplasm is scarce, expensive and must be refined to properly serve different markets. Furthermore, development cycles can last 5 to 12 years before a product is launched. Seed companies invest a considerable amount of capital in research and development to keep the product pipeline full. Other barriers to entry include the need for global distribution, lack of established brands and inability to achieve economies of scale in mass production.

COMPETITIVE STRENGTHS

Leading Market Position

We have a leading market share of vegetable and fruit seeds in the United States, Canada, Europe, Latin America, the Middle East and South Korea.

Strength of Germplasm Bank

We own what we believe is the largest vegetable and fruit germplasm bank in the world. We view our germplasm bank as our key strategic asset. Germplasm is the genetic information contained in seeds that captures the characteristics of vegetables and fruits, including: (i) input traits, such as resistance to pests and adverse weather conditions, (ii) system traits, such as long shelf life, reduced spoilage and enhanced processing capability and (iii) output traits, such as crop yield, color, texture, flavor, ready-to-eat convenience and nutrition. Because germplasm is extremely difficult to replicate, we view our germplasm bank as a barrier to entry and believe that combined with our research and development capabilities and systems we have a competitive advantage in developing and marketing better products.

Global Presence and Worldwide Distribution

Since our formation in 1994, we have built a global presence through a series of ten acquisitions. Through these acquisitions, we were able to gain access to or ownership of key technologies, patents and germplasm collections, to add developed and proven products to our portfolio and to enter new and established markets. We believe that through economies of scale in our global production and distribution system, we will be able to leverage our brands and product lines to increase market share and streamline costs. We currently market over 4,000 vegetable and fruit seed products in over 150 countries with production sites in over 25 countries. By geographically diversifying our production facilities, we can schedule our planting on a year-round basis, maximize yield, reduce inventory requirements and better ensure adequate supplies of our products.

Strength in Research and Development

We conduct research and development activities in 48 locations throughout the world, including 16 in North America, 10 in Europe, 2 in the Middle East, 4 in South America and Central America and 16 in Asia. We have an extensive research and development staff with over 620 full-time employees. By diversifying our research and development geographically, we are able to take advantage of local breeding resources and many different microclimates. We are also better positioned to tailor our products to local tastes and preferences.

Brand Strength and Long Operating History

We market full lines of seeds under the Asgrow, Petoseed, Royal Sluis and, beginning in October 2001, Seminis brands. The Asgrow, Petoseed and Royal Sluis brands have each been in existence for over 50 years. Asgrow, Petoseed and Royal Sluis are well recognized in the industry and their markets for consistently developing and marketing high quality seeds for most major vegetable and fruit species. We also market seeds through five regional or specialty brands, which are targeted to respond to the demands of local markets. We believe that our brands rank among the leading brands worldwide in the vegetable and fruit seed markets.

Broad Customer Base and Growing Demand for Our Products

We have approximately 16,000 customers in over 150 countries and territories. No customer accounted for more than 3.0% of seed revenues in fiscal year 2002 and our ten largest customers accounted for approximately 14.0% of seed revenues in fiscal year 2002. Our product portfolio is also diversified, with no variety accounting for more than 1.3% of seed revenues in fiscal year 2002. Furthermore, our customer base is geographically diversified with no region accounting for more than 38.3% of seed revenues in fiscal year 2002.

We believe that demand for our products will increase as the world population and health awareness grows. The United Nations projects that the world population will increase by 16.1% to 7.2 billion from 2002 to 2015. Also, the increased awareness of the nutritional benefits of vegetables and fruits will have a positive impact on the demand for our products. Vegetables and fruits have proven to be valuable in meeting basic nutritional needs and in preventing disease. We expect that the growing worldwide population and health awareness will drive the continued growth in the vegetable and fruit market.

BUSINESS STRATEGY

Our business strategy is to focus on the following key initiatives:

Maintain Leadership in Product Development

Our current strategy is to continue to produce innovative and value-added products to increase revenues and improve cash flows. We plan to achieve this goal by leveraging our germplasm bank and our research and development capabilities to develop products that are profitable and that cater to local tastes and preferences. We also continue to develop products that will meet the demand for a growing population under the constraint of a declining amount of arable land. In fiscal year 2002, we launched over 80 new products.

Increase Revenues through Value Capture

The market for vegetable and fruit seeds (which excludes tree and citrus fruits) in 2002 was approximately $2.3 billion. We believe that the worldwide market for vegetable and fruit seeds represents only a small percentage of the worldwide market for vegetable and fruit sales by farmers (farmgate). As part of our value capture strategy, in April 2001, we implemented a pricing strategy to maximize revenues and increase our share of the farmgate revenues. The strategy includes identifying existing products that are under-priced based upon superior traits and quantifiable benefits and continuing to develop new products with these advanced traits and benefits.

Leverage Our Global Production and Distribution System

Because we grow and produce seeds all over the world, our portfolio of production facilities and growers lessens the effects of adverse weather conditions in a geographic region. We have the ability to shift production to utilize different seasons/climates in different regions of the world to accelerate product development.

Our global distribution system gives us inroads into the farming communities of the world. This allows us to stay in tune with the local markets and to develop products on a global basis for local preferences. We will continue to gather market information for new product development and expand our distribution system into new markets.

PRODUCTS

Brands

Through our customer-focused, brand strategy, we provide choices to growers with respect to product, price, promotion and service. We also advance our goal of providing information to enable growers to anticipate changes in consumer trends rather than reacting to them. We have four full-line brands, Asgrow, Petoseed, Royal Sluis and, beginning in October 2001, Seminis, each with its own identity and positioning. Asgrow, Petoseed and Royal Sluis, through the years, have each featured important products in different regions and market segments, establishing highly valued brand identity, which we leverage through the introduction of new products. We also market seeds through regional or specialty brands, which are targeted to respond to the needs of local markets. These needs are driven by dietary preferences, desire for local products, specialized farm growing practices and local environmental and climatic conditions. We believe that our brands rank among the leading brands worldwide in the vegetable and fruit seed market.

The table below shows the characteristics of each of our brands in fiscal year 2002:

				Percentage of
				Fiscal year 2002
	Date of			Net Seed Sales
Brand	Acquisition	Principal Products	Principal Regions	by Brand

Asgrow/Bruinsma	1994	Lettuce, peas, beans, carrots, onions, glass house cucumber, pepper and tomato	North America, Central America, Northern and Southern Europe	33.6
Petoseed/California	1995	Tomato, pepper, melon, squash, onion and cucumber	North America, Central America, South America, Southern Europe and Middle East	35.9
Royal Sluis	1995	Broccoli, cabbage, cauliflower, leeks, lettuce, spinach and bean	Europe and Middle East	18.0
Horticeres	1998	Lettuce, okra, tomato and tropical cauliflower	Brazil	—
Hungnong and Choong Ang	1998	Watermelon, Chinese cabbage, hot peppers and oriental radishes	South Korea	10.0
Other non-branded sales				2.5

Total				100.0%

Sales and Marketing

Our product sales are widely diversified geographically, with Europe representing the largest percentage of total sales outside of North and Central America. The tables below illustrate the breadth of our worldwide seed sales and product family in fiscal year 2002.

Fiscal Year 2002 Net Seed Sales by Region

	Fiscal Year 2002	As a Percentage of
Geographic Region	Net Seed Sales	Total Net Seed Sales

North and Central America	$165.7	38.3%
Southern Europe	86.1	19.9
Northern and Eastern Europe	46.3	10.7
Middle East and Africa	39.4	9.1
South America/Australia & New Zealand	37.7	8.7
Asia	57.1	13.3

Total	$432.3	100.0%

Fiscal Year 2002 Net Seed Sales by Family

Percentage of
Product Family	Fiscal Year 2002 Sales

Solanaceous (tomato, pepper, eggplant, okra)	30.0%
Cucurbits (melon, cucumber, pumpkin, squash)	23.2
Large Seed (bean, peas, sweet corn)	15.0
Brassica (broccoli, Brussels sprouts, cabbage, cauliflower, bok choy, Chinese cabbage)	11.8
Root and Bulb. (onion, leek, beet, carrot, radish)	10.6
Leafy and Other (lettuce, spinach, celery)	9.4

Total	100.0%

We reinforce the market positions of our products through strategic planning, pricing and communications. We believe that strong brands provide an advantage in the marketplace when introducing new varieties. The reputation, reliability and trust associated with our brands can lend credibility to representations made regarding new products.

Over the last year, we have reviewed our regional brand strategy in order to leverage our brand recognition and reputation, while optimizing our infrastructure in sales teams and breeding programs. By doing so, we continue to provide new products in a way that will be supported by brand identity and market opportunity.

This review resulted in the following:

•	we rationalized our product portfolio from over 6,000 varieties to just over 4,000,

•	we consolidated sales teams around the world to meet market needs and

•	we established teams of breeders focused on specialized lines of products and eliminated breeder redundancies in target markets.

We sell our products worldwide by using a wide range of distribution strategies involving direct sales, dealers, distributors and importers. Largely driven by local market needs, our distribution strategy for each geographic region is designed to maximize the market penetration of our brands.

While an important proportion of our sales are direct to growers, we also foster close relationships with dealers and distributors. Where there is a market need, we use these dealers and distributors as an outside direct sales force. Dealers and distributors extend our brands’ ability to reach growers in areas where there are geographic or other limitations to direct sales efforts. We are highly selective in the dealers and distributors chosen to represent our brands. Dealers and distributors are selected based on shared vision, technical expertise, local market knowledge and financial stability. In addition, we build dealer/distributor loyalty through an emphasis on service, access to breeders, joint trials, ongoing training and extensive promotional material support.

Product Development

We rely heavily on plant breeding supplemented with molecular and cellular technology to create new product innovations. We focus our internal product development activities on products that are likely to have practical market applications, create significant market value, command premium pricing and capture leading local market share.

We currently own or have pending over 132 patents in such areas as virus resistance, product quality, breeding technology, gene expression, cell selection and resistance genes. A total of 7 patents were issued and 14 new patent applications were filed in fiscal year 2002. In addition, we have protected more than 382 varieties under plant variety protection laws and we have applications pending on additional 196 varieties.

Our new product development efforts utilize plant breeding, proprietary technology, biotechnology, molecular and cell biology and plant pathology to introduce innovative products to the marketplace in an efficient and cost-effective manner. We augment our internal product development efforts through technological alliances with leading companies, research institutions and universities. We believe that our internal research and development capability and access to innovative technology, coupled with our extensive germplasm resources, position us to best meet the changing demands and preferences of growers and end-consumers and increase our penetration in the value chain in the vegetable and fruit industry.

During fiscal year 2002, we believe our new product sales represented approximately 5.0% of revenue and existing products introduced into new countries or new markets over the last three years represented over 25.0% of total seed sales.

Product Development Platform

We conduct research and development activities in 48 locations throughout the world, including 16 in North America, 10 in Europe, 2 in the Middle East, 4 in South and Central America and 16 in Asia. By diversifying our research and development geographically, we are able to take advantage of local breeding resources and many different microclimates. We are also better able to tailor our products to local tastes and preferences.

Each region of the world has particular requirements for the production of vegetables and fruits. These requirements are driven by local environmental conditions such as temperature or rainfall as well as local consumer preference such as very sweet pink tomatoes in Japan or more acidic red tomatoes in Italy. We maintain an internally developed, proprietary database that contains information on local production and local consumer needs. We have compiled the information in this database to enable our plant breeders and marketing and sales personnel to more effectively design new products to meet the needs of local markets.

We incurred $44.3 million, $52.4 million and $58.4 million of expenses related to research and development during fiscal years 2002, 2001 and 2000, respectively. We have an extensive research and development staff with over 620 full-time people employed in research and development functions, including over 120 professionals with Ph.D. or M.S. degrees, including 79 plant breeders, 16 biotechnologists and 16 pathologists. Our plant breeding staff is structured by groups of related crops (families). Within each family, breeding is further structured by species to enhance product development efficiencies and adequately respond to changing consumer demands and preferences. All plant breeders have access to technology developed from our biotechnology, biochemistry and pathology laboratories. We provide incentives to our breeders to ensure that our new products are targeted at viable markets.

Germplasm

We own what we believe is the largest vegetable and fruit germplasm bank in the world. Our germplasm bank is our key strategic asset. Germplasm, our bank of genetic information, is contained in millions of seeds. These seeds capture the characteristics of vegetables and fruits grown for our customers in different regions of the world, including input traits, such as resistance to pests and adverse weather conditions and output traits, such as crop yield, color, texture, flavor and ready-to eat convenience. This extensive germplasm resource is extremely difficult to replicate, having been developed through more than 150 years of intensive research and development efforts.

The merger of the Petoseed, Asgrow and Royal Sluis germplasm, plus the additions of germplasm from Bruinsma, Hungnong, Choong Ang and other acquired vegetable seed businesses, has created a very diverse germplasm resource. The strength of our germplasm is the extensive diversity of materials available and the genetic characteristics it contains. Our breeders utilize our germplasm, as well as our proprietary technologies, to develop innovative products suitable to the needs of different markets and conditions. Our extensive germplasm base is the basis for continued development of innovative products and future growth.

Technology

Our product development technology positions us as one of the leaders in agricultural innovation. The time and capital required for the development of new products represent the most formidable barriers to entry in the vegetable and fruit seed industry. On average, it takes five to 12 years for a proprietary variety to reach commercial viability. We employ biotechnology, biochemistry, plant-to-plant genomics, tissue culture, dihaploids, cytoplasmic male sterility and molecular markers to enhance our plant breeding programs and improve the efficiency of our new product development efforts.

Breeding — We maintain significant breeding programs for 28 major vegetable and fruit species that yielded more than 80 commercial varieties and more than 150 non-commercial products in fiscal year 2002. Our breeding strategy is to create vegetable and fruit hybrids and varieties with combinations of traits that are superior to principal competitor hybrids and varieties that meet or anticipate the changing demands of the market. These improved traits include more economical production, improved yields, superior disease resistance, environmental tolerance, longer shelf lives, superior processing characteristics and consumer benefits such as improved taste, appearance, nutrition, ready-to-eat convenience and health benefits.

Plant and Genetic Technology — Through the use of our proprietary processes, we enhance the efficiency of our breeding programs by enabling our breeders to identify and incorporate important plant traits into breeding lines, while significantly reducing the lead-time necessary to introduce commercially viable products. These proprietary processes include the use of tissue culture, dihaploid breeding, cytoplasmic male sterility, molecular markers, genomics and biotechnology.

Plant Pathology — Vegetables and fruits are susceptible to diseases that can affect yield as well as quality of the final product. In order for our plant breeders to develop vegetable and fruit varieties resistant to diseases, we believe we have established the largest plant pathology group in the industry to identify and understand diseases important in vegetables and fruits. With 16 scientists in a network of laboratories throughout the world, we are currently working on more than 100 different diseases, targeting those that have the greatest impact on commercial vegetable and fruit production.

As a result of these efforts, we lead the industry by providing what we believe to be the widest range of disease resistant hybrids that require reduced or no chemical applications while enhancing growers’ yield potential. Our plant pathology resources also enable us to maintain rigorous quality control standards. All seed-lots are screened for a wide variety of diseases that could be carried on the seed. Lots that may be contaminated are treated to destroy the disease organisms or are destroyed.

Strategic Relationships

We actively seek access to technology applicable to vegetables and fruits from companies, research institutions and leading universities. Either directly or through Savia, our majority owner, we have over 100 technology agreements providing access to germplasm, genes, technology, patents and proprietary knowledge. We actively develop collaborations and acquire technologies from private corporations, research institutions and leading universities. We believe that our investment in technology agreements and collaborations reduces the cost and risk normally associated with new product development, as we utilize collaborators for most of our basic research. We typically share the value created as a result of our agreements and collaborations with our partners once a product reaches commercialization.

Production and Operations

We typically contract with seed growers to produce 80-85% of our seeds. The balance is produced on company-owned farms. We provide the producer with male and female ''parent’’ lines for hybrid varieties and basic stock seed for open pollination varieties, which are multiplied into commercial quantities. The grower returns the seeds to one of our operations facilities for cleaning, quality control, packaging and climate-controlled storage prior to sale to the customer.

Our seeds are produced both domestically and internationally in 25 countries in the Northern and Southern Hemispheres to mitigate growing risks associated with weather or disease in any one region and to replicate local growing conditions. In the United States, we produce seeds in Arizona, California, Idaho, Oregon and Washington through contract production with high-quality, dependable growers. Seeds are produced internationally through subsidiaries in Argentina, Canada, Chile, France, Guatemala, Hungary, Italy, Mexico, New Zealand, Peru, South Africa, South Korea, Thailand and the Netherlands and through exclusive agents using our proprietary technology in Australia, China, Czech Republic, Denmark, Ecuador, Germany, India, Israel, Italy, Japan, Latvia, New Zealand, Romania, Slovakia, South Africa, Taiwan, Tanzania, Turkey and Vietnam.

By geographically diversifying our production facilities, we can schedule planting on a year-round basis, maximize yield, reduce inventory requirements and better ensure adequate supplies. In addition, we manage the availability of quality products throughout the world by maintaining production capabilities for each variety in at least two locations in each hemisphere. For example, a new variety with strong, unanticipated demand in the Northern Hemisphere can be supplied by using additional production from the Southern Hemisphere.

We control contract production globally by providing on-site management and technical personnel to oversee the production process. We supply producers with stock seed, specialized hybridizing techniques and specialized sowing and harvesting equipment to ensure product quality. Production is split among numerous species, ranging from hand-labor intensive hybrid crops such as peppers and tomatoes, to machine planted and harvested seed crops such as peas, beans and sweet corn. Product quantities are determined by long-term sales forecasts, product safety stock in inventory and the production history for the region and product.

We have main processing facilities in California, Idaho, Washington, Chile, Italy, Hungary, the Netherlands and South Korea and auxiliary processing centers in Brazil, New Zealand and India. The location of our seed processing centers is intended to facilitate the flow of seeds from production areas to major markets. Our planning department utilizes a specially designed logistics system, which integrates the planning functions in production, operations and sales. The implementation of this system has provided real time information about inventory from crop in ground to finished and available inventory for sales over a four-year time horizon.

Quality Assurance

Quality assurance (QA) oversees an extensive program that is designed to build quality into the seed, beginning at the breeder level, continuing through production, processing and sale of the commercial seed. This group conducts extensive testing of our seed to confirm genetic purity and identity, both in the field and through molecular techniques, fieldwork in molecular purity, hybridity and identity analysis, as well as germination and physical purity evaluations. We also test the general health of the seed.

QA sets guidelines for the production and operations process, as well as monitors the correct application of procedures. In addition, this group interfaces with our customers to ensure their satisfaction with our products and services, gathering, analyzing and disseminating quality-related information to all our internal areas involved in the supply chain. As a result, we capitalize on the experience and historical information available to us across regions and functions.

COMPETITION

We face direct competition from technological advances by competitors such as other seed companies, chemical and pharmaceutical companies and biotechnology companies, many of which have substantially greater resources than we do. To remain competitive, we expend approximately 10.0% of our revenue from seed sales in research and development and strive to maintain technological alliances.

Our principal global competitors are Syngenta Seeds Inc., Sakata Seed Corp. and Groupe Limagrain. We also face local competition in each region. We believe that the key competitive drivers in the industry are proven performance, customer support in the field as well as price and service. We believe that our global and local presence gives us a leading role in the industry as well as a competitive advantage. The economies of scale that we have and our ability to quickly introduce new products to market provide us with a superior advantage in the marketplace.

INTELLECTUAL PROPERTY

We use a wide array of technological and proprietary processes to enhance our germplasm and product development programs. These technologies and proprietary processes enable us to create novel product concepts and reduce the time to market by, in many cases, two to five years. We file for patents on technology that is patentable, although we do not file for patents on all potentially patentable technologies. We currently own or have pending patents in such areas as virus resistance, product quality, breeding technology, gene expression, cell selection and resistance genes, including 51 issued or allowed patents in Australia, Canada, France, Germany, Great Britain, Italy, the Netherlands, South Africa and the United States. We currently have 81 patent applications filed or pending, in Argentina, Australia, Brazil, Canada, Chile, China, the European Union, Hungary, India, Indonesia, Israel, Japan, Mexico, New Zealand, Romania, South Korea, Saudi Arabia, Spain, Thailand, Turkey, Ukraine and the United States.

Intellectual property rights protect our products and technologies from use by competitors and others. Intellectual property rights of importance for us include utility patents, plant variety protection (PVP) certificates under plant variety protection laws, trademarks and trade secrets. The protection of our germplasm and varieties through patents and PVP certificates is focussed on open-pollinated varieties, parental lines, traits and gene technologies related to hybrid varieties, novel traits, novel breeding technologies, molecular markers and disease resistance.

In the United States, the European Union, Japan and many other countries, plant varieties can be protected under laws which grant rights to plant breeders to protect their seeds, including the right to prevent third parties from importing or exporting, storing, processing, reproducing or selling protected varieties within the territory of protection. We have protected 382 plant varieties under plant variety protection certificates or plant variety right certificates in the United States, the European Union and other countries. We have another 196 applications for plant variety protection pending, mostly in the United States and the European Union.

Apart from obtaining patent and PVP protection Seminis has developed a corporate policy to protect its proprietary and confidential information such as trade secrets. In the past fiscal year a corporate policy has been announced. The implementation of this policy is now underway in the different functional areas of the company. The objectives of the trade secret policy are to prevent disclosure of sensitive information and to protect the company’s legal interests if its trade secrets are appropriated.

Recently the registration and maintenance of trademarks were transferred from the marketing to the Intellectual Resource Protection department. Seminis owns a large portfolio of trademarks in many countries of the world.

We intend to continue developing comprehensive intellectual property and protection through utility patents including key varieties and parent lines, PVP certificates and trade secrets. We will also aggressively expand protection of our varieties and parent lines through plant variety rights. We will continue to aggressively enforce all our intellectual property rights.

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

Registration Process

Variety registration varies from country to country, but generally each variety must be phenotypically unique. That is, the size, color, maturity and quality must be verifiably different from the varieties that already exist in the market. Once a variety is registered it cannot be changed. In the United States, the registration process is voluntary and determination that a variety is unique is left to the breeder. In Europe and many other countries, the registration process is regulated and determination of uniqueness is made in official trials.

Phytosanitary Certification

The purpose of phytosanitary requirements is to prevent the spread of plant diseases that can be carried on seeds or other plant tissue. Each seed-producing country has agricultural inspectors that check the seed crops for the presence of specified diseases. After these crops are harvested, laboratory tests are also conducted to ensure that the seeds are clean and free of impurities. Having passed the inspection and lab tests, the department or ministry of agriculture of the producing country issues a phytosanitary certificate stating that the seeds are free of specified diseases. Importing countries then allow the seeds to cross their borders on the basis of these certificates.

Labeling of Genetically Engineered Products

There are no worldwide, accepted regulations for genetically engineered products. Consequently, we are required to seek and obtain regulatory approvals in each country where such seeds will be sold or where the harvested produce will be exported. In the European Union and Switzerland, labeling of genetically engineered products is mandatory, whereas in other countries, such as Canada and the United States, labeling is required only if there is a compositional change or a health risk associated with the product. Japan, Australia and New Zealand now also require labeling. Other regions where we sell products either have labeling requirements similar to the United States or have no labeling requirements. We believe we do comply with the labeling requirements of each country in which we conduct business.

Environmental Regulation

Our worldwide operations are subject to a broad range of environmental and health and safety laws, regulations and standards. These laws, regulations and standards are related to, among other things, air emissions, waste water discharges, the use and handling of hazardous materials, product labeling, waste disposal practices, cleanup of environmental contamination and the use of chemicals in our agricultural growing operations. Capital expenditures for property, plant and equipment for environmental control activities were not material during the fiscal years ended September 30, 2002 or September 30, 2001.

Although we are unable to predict which environmental legal requirements may be adopted in the future, we have not made and do not anticipate making material expenditures with respect to environmental protection. The compliance cost associated with environmental legal requirements, however, could result in future additional costs to operations.

EMPLOYEES

As of September 30, 2002, we had approximately 2,702 employees. We believe we have good relations with our employees.

RECENT DEVELOPMENTS

On December 13, 2002, Savia, S.A. de C.V., Seminis’ majority stockholder, announced that it signed a letter of intent with Fox Paine & Company, LLC, a San Francisco based private equity firm, under which Fox Paine and certain Savia related parties will acquire all of the outstanding shares of Seminis, Inc. In response to the proposed transaction, the Company formed a special committee of the independent directors to evaluate the proposed transaction and its fairness and to make a recommendation to the full Board of Directors. The proposed transaction is subject to certain conditions, including the satisfactory completion of a review of the business and financial condition of Seminis by Fox Paine, the negotiation of definitive agreements covering the transactions contemplated under the letter of intent, the refinancing and incurrence of additional indebtedness of Seminis, the acquisition of the Seminis shares held by the public, the approval of the bank lenders of both Savia and its controlling stockholders, the obtaining of regulatory approvals, the approval of the Board of Directors of Seminis and Savia and the approval of the stockholders of Seminis and Savia.

On December 17, 2002 and January 4, 2003, four purported class action lawsuits were filed relating to the above-described transaction. Three of these actions — Garry Firth v. Alfonso Romo Garza, et al., Civil Action No. 20085, Boris Pozniak v. Alfonso Romo Garza, et al., Civil Action No. 20097 and Pablo Herranz v. Seminis, Inc., et al., Civil Action No. 20105 — were filed in the Delaware Court of Chancery (New Castle County), while the fourth, Mark Rosales v. Seminis, Inc., Case No. CIV216255, was filed in California Superior Court (Ventura County). The Firth, Pozniak and Herranz complaints name as defendants Savia S.A. de C.V. (“Savia”) and Seminis, Inc. (“Seminis”), along with Seminis’ directors. The Rosales complaint names as a defendant Seminis and its directors. All four complaints purport to be brought on behalf of Seminis common stockholders or their successors. All four complaints allege that the above-described transaction, if consummated, would provide insufficient consideration to Seminis common stockholders and allege that the defendants breached their fiduciary duties in connection with the transaction. The complaints seek a preliminary and permanent injunction to enjoin the transaction and, in the event the transaction is consummated, rescission and damages. The defendants will vigorously defend these actions.

Item 2. Properties

In fiscal year 2000, we relocated to our new worldwide headquarters and processing facility located in Oxnard, California. This facility is equipped with some of the highest quality, state-of-the-art, seed processing equipment and has been specifically designed for optimum storage conditions for vegetable and fruit seeds, to further ensure high quality seed inventory. Within the production process, we directly control significant, open-field production capacity in Chile, Mexico and Peru on land predominantly owned by us. Our main greenhouse production facilities are located in Mexico, on sites owned by us and in Chile, the Netherlands and France, on sites owned by us, but contracted out to third parties that grow seeds exclusively for us.

We maintain 25 facilities throughout the world, equipped to handle activities such as seed harvesting, cleaning, sizing, treating, testing and packaging. In addition to our worldwide headquarters, we own and operate production and processing facilities in Idaho, Washington, Chile, France, New Zealand, South Africa, South Korea, Thailand, the Netherlands, Brazil, Italy, India and Hungary.

We conduct our research primarily at five company-owned research centers in France, Italy, South Korea, the Netherlands and the United States. We also conduct limited research at seven owned and ten leased facilities.

Item 3. Legal Proceedings

We are involved from time to time as a defendant in various lawsuits arising in the normal course of business. We believe that no current claims, individually or in the aggregate, will have a material adverse effect on our business, results of operations or financial condition.

As part of the formation of LSL PlantScience, LSL Biotechnologies contributed certain agreements between LSL Biotechnologies and a third party. These agreements contain provisions that permanently restrict the third party from engaging in the development or marketing of open field tomato seeds having long-shelf-life characteristics in certain areas in the world, including North America. In September 2000, the Antitrust Division of the United States Department of Justice filed suit in the United States District Court for the District of Arizona against LSL PlantScience, LSL Biotechnologies and our Company to delete these restrictive provisions. On March 29, 2002, the United States District Court dismissed without prejudice the action against LSL PlantScience, LSL Biotechnologies and Seminis.

In January 2002, melon growers in Costa Rica notified us that our Dorado melon seeds were infected with Watermelon Fruit Blotch. Growers who purchased the infected Seminis seeds and growers whose crops were infected by the bacteria that spread from crops grown with the infected Seminis seeds have claimed damages against us. The claims related to those growers who purchased Seminis seeds have been settled for approximately $5.8 million, of which, approximately $2.6 million was recovered under our errors and omissions insurance policy and the remainder of the settlement was paid by the Company by July 2002. The claims related to the growers with infected crops total approximately $5.2 million and we believe these claims are covered under our general liability insurance policy. We have tentatively settled all of these claims and we have advanced approximately $2.1 million to the growers; however, we are unable to finalize the settlement because our general liability insurance carrier has tentatively denied coverage. We are continuing to negotiate with our general liability insurance carrier on this matter. In the event we cannot finalize the settlement, claims could increase above $5.2 million.

In early 2000, we filed a suit against Dietrich Schmidt, the former president of Seminis and the current president of United Genetics, a competitor of ours, United Genetics and two former Seminis breeders, Ken Owen and Wei Ouyang, for trade secret misappropriation and breach of contract. Schmidt filed a counterclaim for defamation against us. We were unsuccessful on our claims for trade secret misappropriation and breach of contract and Schmidt was successful on his counterclaim with the court awarding him $1 in nominal damages. The court subsequently awarded Schmidt, Owen, Ouyang their attorneys’ fees. We have appealed certain aspects of the judgement, including the fee award. The appeal is still pending and is not expected to be decided until 2003.

On December 17, 2002 and January 4, 2003, four purported class action lawsuits were filed relating to the proposed transaction under which Fox Paine & Company, LLC, a San Francisco based private equity firm and certain Savia related parties will acquire all of the outstanding shares of Seminis, Inc. Three of these actions — Garry Firth v. Alfonso Romo Garza, et al., Civil Action No. 20085, Boris Pozniak v. Alfonso Romo Garza, et al., Civil Action No. 20097 and Pablo Herranz v. Seminis, Inc., et al., Civil Action No. 20105 — were filed in the Delaware Court of Chancery (New Castle County), while the fourth, Mark Rosales v. Seminis, Inc., Case No. CIV216255, was filed in California Superior Court (Ventura County). The Firth, Pozniak and Herranz complaints name as defendants Savia S.A. de C.V. (“Savia”) and Seminis, Inc. (“Seminis”), along with Seminis’ directors. The Rosales complaint names as a defendant Seminis and its directors. All four complaints purport to be brought on behalf of Seminis common stockholders or their successors. All four complaints allege that the above-described transaction, if consummated, would provide insufficient consideration to Seminis common stockholders and allege that the defendants breached their fiduciary duties in connection with the transaction. The complaints seek a preliminary and permanent injunction to enjoin the transaction and, in the event the transaction is consummated, rescission and damages. The defendants will vigorously defend these actions.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on September 26, 2002. At the Annual Meeting, Alfonso Romo Garza, Jose Manuel Garcia Garcia, Eugenio Najera Solorzano, Eugenio Garza Herrera and William F. Kirk were elected as directors of the Company. Over 82% of the voting shares voted in favor of the election of the aforementioned directors.

At the Annual Meeting, Stockholders approved the issuance of 37,669,480 shares of Class A common stock to Savia, S.A. de C.V. in exchange for the cancellation of the shares of Class C preferred stock and Additional Paid-In Capital and $10.0 million of accrued and unpaid dividend thereon. This proposal received 123,964,096 votes for approval, 122,945 votes against approval and 27,205 votes abstaining.

At the Annual Meeting, Stockholders approved the First Amendment to the Seminis, Inc. 1998 Stock Option Plan, as Amended and Restated. This proposal received 123,502,338 votes for approval, 586,229 votes against approval and 25,679 votes abstaining.

At the Annual Meeting, Stockholders approved the Seminis Inc. Restricted Stock Plan of 2001. This proposal received 123,866,028 votes for approval, 233,539 votes against approval and 14,679 votes abstaining.

At the Annual Meeting, Stockholders approved the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year beginning October 1, 2001. This proposal received 123,964,511 votes for approval, 136,910 votes against approval and 12,825 abstaining.

Although the Exchange Agreement was approved by the Stockholders at the Annual Meeting, it is subject to customary closing conditions and approvals by creditors of Savia and the Company. At this time, all of the closing conditions and approvals have not been satisfied and therefore, the exchange has not been consummated. The Company may not complete all of the transactions contemplated under the Exchange Agreement until the conditions and approvals are obtained or waived, including the payment by the Company of the accrued and unpaid dividends on the Class B preferred stock and the consent of the lenders under the Company’s Syndicated Credit Facility.

Item 4A. Executive Officers of the Registrant

The following table shows our current executive officers and their areas of responsibility. Biographies are included after the table.

Name	Age	Title

Alfonso Romo Garza	52	Chairman of the Board and Chief Executive Officer, Director
Eugenio Najera Solorzano	55	President and Chief Operating Officer, Director
Oscar Javier Velasco	48	Senior Vice President, Asia
Jose Manuel Madero Garza	34	Vice President, Forecasting and Inventory Management
Bruno Ferrari	41	Executive Senior Vice President, Europe, Middle East and Africa
Gaspar Alvarez Martinez	47	Vice President and Worldwide Corporate Comptroller
Enrique Fernando Osorio Lopez	51	Vice President of Treasury, Investor Relations and Information Technology
Charles Edward Green	59	Senior Vice President, Research and Development
Salvador Alanis Gracia	29	Vice President, Strategic Support
Franco Campana	41	Vice President, North America Sales
Jean Pierre Posa	49	Vice President, South America Sales
Jorge Barrera Gutierrez	64	Secretary

Alfonso Romo Garza has been the Chairman of the Board of Seminis since October 1995 and Chief Executive Officer of Seminis since January 1, 2000. Mr. Romo has been Chairman of the Board of Pulsar Internacional, S.A. de C.V., a private holding company and an affiliate of Seminis, since 1984. Mr. Romo has also been the Chairman of the Board and Chief Executive Officer of Savia, a holding company and our majority shareholder, since 1988 and the Chairman of the Board of

Seguros Comercial America, S.A. de C.V. since 1989. Mr. Romo is also a director of Cementos Mexicanos, S.A. de C.V. and Gruma S.A. de C.V.

Eugenio Najera Solorzano has been a Director of Seminis since May 1998. Mr. Najera has been President and Chief Operating Officer of Seminis since August 2000. Mr. Najera was in charge of new business development at Savia from August 1997 to July 2000. From November 1992 to September 1997, Mr. Najera was Chief Operating Officer of Cigarrera La Moderna, S.A. de C.V., a manufacturer and distributor of cigarettes. Mr. Najera is a director of Savia.

Oscar Javier Velasco has been Senior Vice President, Asia for Seminis since June 2001. Mr. Velasco was Vice President, Strategic Services from October 2000 to May 2001 and was Vice President, Non-Core Business Activities from April 1999 to October 2000. Prior to joining Seminis, Mr. Velasco served as Vice President of Trade Marketing and Distribution of Cigarrera la Moderna, S.A. de C.V., from 1993 to October 2000.

Jose Manuel Madero Garza has been Vice President, Forecasting and Inventory Management for Seminis since August 2002. Mr. Madero was Managing Director of Pastelerias Monterrey from April 2001 to August 2002. He was also in various management and project coordination positions for Pulsar since January 1997.

Bruno Ferrari has been Executive Senior Vice President, Europe, Middle East and Africa for Seminis since November 2000. Mr. Ferrari has been Senior Vice President of Legal and Human Resources from January 1997.

Gaspar Alvarez Martinez has been Vice President and Worldwide Corporate Comptroller since December 2000 and was Worldwide Finance Director of Seminis from January 2000 to November 2000. Prior to joining Seminis, Mr. Alvarez served as a Director of the Controlling and Financial Planning at Savia from 1997 to 1999 and Finance General Manager at Savia from 1995 to1997.

Enrique Fernando Osorio Lopez has been Vice President, Treasury, Investor Relations and Information Technology of Seminis since July 2001. Previously, Mr. Osorio served as Vice President, Treasury and Investor Relations at Savia from June 1994 to June 2001.

Dr. Charles Edward Green has been Senior Vice President, Research and Development for Seminis since November 1999 and he previously directed new technology development at Seminis from 1996 to 1999.

Salvador Alanis Gracia has been Vice President, Strategic Support for Seminis since June 2001. Mr. Alanis joined Seminis in December 2000 working on strategic projects and served as Senior Director, Value Capture Planning and Control from March 2001 to June 2001. Prior to joining Seminis, Mr. Alanis was the Corporate Manager at Bionova, a biotechnology and fresh produce company and majority owned subsidiary of Savia from March 2000 to October 2000. Mr. Alanis served in various business development positions at Savia from October 1996 to March 2000.

Franco Campana has been Vice President, North America Sales for Seminis since October 2000 and was Director of North America Sales for Petoseed, a Seminis brand, from March 1999 to October 2000. Mr. Campana served in various sales management positions with Petoseed from 1988 to March 1999.

Jean Pierre Posa has been Vice President, South America Sales for Seminis since 1997. Mr. Posa served as General Manager Petoseed Chile from 1992 to 1997.

Jorge Barrera Gutierrez has been Secretary of Seminis since February 2001. Mr. Barrera has been Legal Counselor of Savia since 1986.

PART II

Item 5. Market Price of the Registrant’s Common Equity and Related Stockholder Matters

MARKET INFORMATION FOR COMMON STOCK

Seminis’ Class A Common Stock began trading on the NASDAQ National Market System on June 30, 1999 and the initial public offering of Seminis’ Class A Common Stock was completed on July 5, 1999. Seminis shares of Class A Common Stock are traded under the symbol SMNS. The following table sets forth, for the quarters ended December 31, 1999, March 31, 2000, June 30, 2000, September 30, 2000, December 31, 2000, March 31, 2001, June 30, 2001, September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002, the high and low prices as reported by the NASDAQ National Market System:

Quarter	High	Low

October 1, 1999 through December 31, 1999	$9.6250	$5.0000
January 1, 2000 through March 31, 2000	7.1875	4.1562
April 1, 2000 through June 30, 2000	6.4375	2.5000
July 1, 2000 through September 30, 2000	4.0000	1.0000
October 1, 2000 through December 31, 2000	1.7500	0.4375
January 1, 2001 through March 31, 2001	2.5312	0.4688
April 1, 2001 through June 30, 2001	1.7344	0.9688
July 1, 2001 through September 30, 2001	1.8000	0.9800
October 1, 2001 through December 31, 2001	1.4500	1.0400
January 1, 2002 through March 31, 2002	1.2900	1.0800
April 1, 2002 through June 30, 2002	3.6400	1.1500
July 1, 2002 through September 30, 2002	3.9000	2.3100

The closing price quoted on the NASDAQ National Market System on September 30, 2002 was $2.930 per share. As of December 17, 2002, there were 18,939,611 shares of Class A Common Stock outstanding with 73 owners of record.

Seminis also had 45,142,508 shares of its Class B Common Stock outstanding with 14 owners of record as of December 17, 2002. The Class B Common Stock is not traded on an exchange or in an over-the-counter market.

RECENT SALES OF UNREGISTERED SECURITIES

The following provides information as to Seminis’ securities sold by the Company during fiscal years 2000, 2001 and 2002, which were not registered under the Securities Act of 1933 as amended.

In April, May and June 2000, Seminis converted, $22.0 million, $14.0 million and $6.0 million, respectively, of intercompany advances from Savia into 2,200 shares, 1,400 shares and 600 shares of Class C Preferred Stock. In August and September 2000, Savia made additional equity investments of $10.0 million and $14.0 million, respectively, in exchange for 1,000 shares and 1,400 shares of Class C Preferred Stock. The issuance of such shares was effected in reliance on the exemption from registration under Section 4(2) of the Securities Act. Through September 30, 2000, 662.4 shares of Class C Preferred Stock were issued as dividends. Through December 31, 2000, additional 299.6 shares of Class C Preferred Stock were issued as dividends. Effective January 2001, the dividends of Class C Preferred Stock have been converted to a cash basis in accordance with the Board resolution on February 24, 1999. On October 1, 2002 the Board of Directors approved the conversion of the Savia additional capital contribution and the associated paid in kind (PIK) dividends that totaled $46.7 million to be converted to 4,670 shares of Class C Preferred Stock. Concurrently, the Board also adopted a resolution authorizing and directing an increase in the number of shares designated as Class C Redeemable Preferred Stock from 14,400 shares to 16,688 shares. No Class C Preferred Stock cash dividends have been paid to date due to the prohibition mandated in the credit agreement of the Syndicated Banks.

DIVIDENDS

Seminis has never paid cash dividends on its common stock and Class C Preferred Stock. Under Seminis’ amended July 1999 credit agreement with Harris Trust and Savings Bank, Bank of Montreal and other lenders, Seminis is prohibited from paying cash dividends on its common stock and Class C Preferred Stock. Seminis has paid cash dividends on its Class B Preferred Stock in the past, but not in fiscal years 2001 or 2002. The Company is restricted from paying cash dividends on its Class B Preferred Stock until certain conditions are met.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information concerning equity securities of the Company that are authorized for issuance under all compensation plans (in thousands, except per share data).

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	[excluding Securities
	and Rights	and Rights	Reflected in Column (a)]
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	4,422.4	$2.02	254.7

1.	The Seminis, Inc. 1998 Stock Option Plan, as Amended and Restated, was adopted by the Company prior to the initial public offering of the common stock of the Company in July 1999.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto, included herein.

In fiscal year 2002, operating expenses included $0.8 million of consulting fees related to the company’s Global Restructuring and Optimization Plan and $7.3 million of compensation expenses related to the restricted stock awards. The Company ceased amortization of its goodwill in accordance with SFAS No. 142 in fiscal year 2002, whereas approximately $9.0 million of goodwill amortization was recorded during fiscal year 2001. Income tax expense reflected a $5.9 million U.S. tax refund and the utilization of net operating loss carryforwards.

In fiscal year 2001, gross profit included approximately $73.9 million of non-cash charges for inventory write-downs. Included in this amount was $58.2 million of write-downs, which occurred in conjunction with the Company’s Global Restructuring and Optimization Plan, whereby the Company rationalized its product line from 6,000 to 4,000 varieties as well as imposed more stringent quality standards. The loss from operations also included approximately $19.6 million of severance and other exit charges associated with the Company’s Global Restructuring and Optimization Plan and $2.6 million of compensation expense related to restricted stock awards. Income tax expense reflected the establishment of a valuation allowance totaling $62.8 million for certain deferred tax assets.

In fiscal year 2000, gross profit included approximately $58.9 million of non-cash charges for inventory write-downs. Write-downs totaling $18.4 million related to the Global Restructuring and Optimization Plan included inventories that were scrapped as part of the consolidation of production and distribution facilities. The loss from operations also included approximately $19.0 million of severance and other exit charges associated with the Company’s Global Restructuring and Optimization Plan, a $2.1 million charge related to Seminis’ research incentive program and a $6.4 million impairment write-down related to the Company’s investment in LSL PlantScience.

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

Historical data for income (loss) from continuing operations before extraordinary items available for common stockholders reflect deductions for dividends on preferred stock and mandatorily redeemable preferred stock, for accretion of the redemption value of mandatorily redeemable common stock and, in fiscal year 1998, for the excess of purchase price over redemption value of the mandatorily redeemable common stock repurchased.

Whereas we have met our obligations as well as covenant requirements under the amended credit facility through September 30, 2002, we must successfully execute a refinancing plan prior to December 31, 2003 in order to meet the final maturity of the facility. We will continue to pursue a refinancing plan, which may include negotiation of a new credit facility, and/or placement of new debt securities; however, there can be no assurances that we will be able to successfully complete the refinancing. Additionally, there can be no assurances that the Fox Paine transaction will be consummated. Failure to comply with existing covenants, which would make the Syndicated debt callable, or our inability to obtain adequate financing with reasonable terms prior to December 31, 2003 could have a material adverse impact on our business, results of operations or financial condition.

Acquisitions and Effects of Purchase Accounting

Seminis was formed in 1994 to consolidate various industry-leading vegetable and fruit seed brands into one consumer-oriented, agrobiotechnology company. Seminis’ core business was created through the acquisition of the Asgrow seed business from the Upjohn Company in December 1994 and the subsequent combination of the Asgrow vegetable and fruit seed business with Petoseed and Royal Sluis businesses in October 1995. In fiscal year 1998, Seminis completed several acquisitions, including the acquisition of two South Korean companies, Hungnong Seed Co., Ltd. (“Hungnong”) and Choong Ang Seed Co., Ltd. (“Choong Ang”). In November 1998, Seminis completed the acquisition of the vegetable seed business of Agroceres, a Brazilian company. As a result of these transactions, the results of operations and consolidated financial position reflect the effects of purchase accounting.

	For the Years Ended September 30,

	2002	2001	2000	1999	1998

	(In Thousands, Except Per Share Data)
Results of Operations:
Net sales	$452,607	$449,895	$474,445	$530,633	$428,423
Gross profit	280,715	217,828	237,340	328,284	265,617
Research and development expenses	44,316	52,441	58,364	62,421	49,416
Selling, general and administrative expenses	174,854	191,113	222,632	192,978	158,588
Management fees paid to Savia	—	—	—	—	8,465
Amortization of intangible assets	17,065	28,034	30,454	27,896	14,457
Income (loss) from operations	44,480	(53,760)	(74,110)	44,989	34,691
Income (loss) from continuing operations before extraordinary items	16,086	(134,455)	(80,783)	2,387	6,762
Income (loss) from continuing operations before extraordinary items available for common stockholders	(2,602)	(152,779)	(89,407)	(4,097)	(133,367)
Income (loss) from continuing operations before extraordinary items available for common stockholders per common share, basic and diluted	$(0.04)	$(2.55)	$(1.49)	$(0.10)	$(4.23)
Weighted average shares outstanding, basic and diluted	62,074	59,824	59,824	43,936	31,536

	As of September 30,

	2002	2001	2000	1999	1998

	(In Thousands)
Balance Sheet Data:
Working capital	$265,030	$245,961	$25,056	$349,175	$272,097
Total assets	799,997	835,357	998,037	993,362	862,189
Long-term debt	228,293	248,898	23,468	315,424	394,446
Subordinated debt due Savia	—	—	—	—	35,857
Mandatorily redeemable stock
Common	—	—	—	—	48,416
Preferred	29,500	27,500	25,500	25,000	25,000
Total stockholders’ equity	337,505	319,718	450,880	470,715	160,421

In fiscal year 2000, long term debt was reclassified as current long term debt due to the non-compliance of certain financial covenants of the credit agreement with the Syndicated Banks. Without the reclassification long term debt and working capital would have been $320,768 and $321,856, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Consolidated Financial Data” and consolidated financial statements, including the notes thereto, appearing elsewhere herein. The following discussion and analysis contains certain “forward-looking statements” which are subject to certain risks, uncertainties and contingencies, including, without limitation, those set forth below, which could cause Seminis’ actual business, results of operations or financial condition to differ materially from those expressed in or implied by, such statements.

RISK FACTORS

Readers should be aware that there are various risk factors including, but not limited to, those set forth below:

•	As of December 31, 2002, we had not completed a refinancing transaction in order to pay the remaining balance of our Syndicated Credit Facility totalling $224.7 million. The lenders agreed to temporarily extend the term of the credit facility and in January 2003, a formal amendment was executed. Among other things, the amendment extended the final maturity of the credit facility from the previously agreed on date of December 31, 2002 to December 31, 2003, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings and revised covenant obligations. Interim principal obligations under the amendment included $3.0 million and $9.5 million due in the third and fourth quarters of fiscal year 2003, respectively. The remaining outstanding amount totaling $212.2 million will be due in the first quarter of fiscal year 2004. Upon receipt of the amended credit agreement, long-term portions of borrowings were reclassified from current liabilities to long-term debt as of September 30, 2002. Whereas we have met our obligations as well as covenant requirements under the amended credit facility through September 30, 2002, we must successfully execute a refinancing plan prior to December 31, 2003 in order to meet the final maturity of the facility. We will continue to pursue a refinancing plan, which may include negotiation of a new credit facility, and/or placement of new debt securities; however, there can be no assurances that we will be able to successfully complete the refinancing. Additionally, there can be no assurances that the Fox Paine transaction will be consummated. Failure to comply with existing covenants, which would make the Syndicated debt callable, or our inability to obtain adequate financing with reasonable terms prior to December 31, 2003 could have a material adverse impact on our business, results of operations or financial condition.

•	The Company is currently restricted from any additional borrowings under the Syndicated Credit Facility. As of November 2000, Seminis’ parent company suspended advancing funds to the Company.

•	Savia owns approximately 63.4% of the Company’s outstanding common stock and controls 78.9% of the vote of its common stock. Accordingly, Savia controls the Company and has the power to approve all actions requiring the approval of our stockholders, including the power to elect all of its directors. Therefore, Savia effectively controls our management.

•	A new management team has been in place as of August 2000. The Company’s ability to generate operating profits and cash flows will be dependent on their successful implementation of the Company’s strategic initiatives including, but not limited to, the Global Restructuring and Optimization Plan.

•	The Company continues to invest in research and development in order to enable us to identify and develop new products to meet consumer demands. In fiscal year 2002, our investment in research and development represented 9.8% of net sales. Despite investments in this area, our research and development may not result in the discovery or successful development of new products, which will be accepted by our customers.

•	The Company may have the inability to protect its intellectual property due to the uncertainty of litigation and the ineffectiveness of the laws in some of the countries that the Company currently has operations, which could have a material adverse effect on our business, results of operations or financial condition.

•	A change in United States law protecting plant patents could take away patent protection for the Company’s patented seeds, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company faces substantial competition due to technological advances by competitors such as other seed companies, pharmaceutical and chemical companies and biotechnology companies. Many of these companies have substantially greater resources than we. If a competitor introduces a competitively successful product, it could take years to develop a competitive seed variety, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company’s failure to accurately forecast and manage inventory could result in an unexpected shortfall or surplus of seeds, which could have a material adverse effect on our business, results of operations or financial condition.

•	Extreme weather conditions, disease and pests can materially and adversely affect the quality and quantity of seeds produced. There can be no assurance that these factors will not affect a substantial portion of the Company’s production in any year and have a material adverse effect on our business, results of operations or financial condition.

•	Defective seeds could result in warranty claims and negative publicity and the insurance covering warranty claims may become unavailable or be inadequate which could have a material adverse effect on our business, results of operations or financial condition.

OVERVIEW

Seminis was formed in 1994 to consolidate various industry-leading vegetable and fruit seed brands into one consumer-oriented producer and marketer of vegetable and fruit seeds. Our core business was created through the acquisition of the Asgrow seed business in December 1994 and the subsequent combination of the Asgrow business with the Petoseed and Royal Sluis seed businesses in October 1995. Since our formation, we have been at the forefront of the consolidation of the vegetable and fruit seed industry and have completed ten acquisitions.

Our rapid growth through acquisitions created a highly complex operation that impacted our results. An increasing level of inventory as well as production and quality assurance difficulties were the primary operating problems that resulted in us experiencing severe financial difficulties over the past several years.

Global Restructuring and Optimization Plan

In February 2000, we announced a cost-saving initiative designed to streamline operations, increase utilization of facilities and improve efficiencies. The first phase of the initiative, which commenced in fiscal year 2000 and focused on North American operations, was completed by the end of fiscal year 2001. In June 2001, we commenced the second phase, which was targeted at our global operations and expanded the phase to cover additional headcount reductions and to consolidate our facilities in Holland. The key elements to the Global Restructuring and Optimization Plan involve:

•	reorganizing our ten legacy seed companies into four geographical regions;

•	selling or consolidating certain operation and production facilities;

•	reducing headcount that results from the reorganization and from facility consolidation;

•	rationalizing our product portfolio;

•	implementing an advanced logistics management information system; and

•	divesting non-strategic assets.

In connection with phase one of the Global Restructuring and Optimization Plan, we recorded pre-tax charges to operations of approximately $34.4 million for restructuring costs during fiscal year 2000 that included severance and other exit costs, inventory write-downs and costs associated with streamlining our products portfolio. Of this amount, $18.4 million was included in cost of goods sold for inventory write-downs. The remaining $16.0 million was included in selling, general and administrative expenses and consisted primarily of severance costs. The total phase one and initial phase two severance charges related to a planned 600-employee reduction worldwide in both operational and administrative groups.

As part of the implementation of the expanded second phase of our Global Optimization Plan, we recorded a pre-tax charge of $12.0 million in selling, general and administrative expenses in the third quarter of fiscal year 2001. This charge was primarily related to severance and related costs resulting from an additional planned 250-employee reduction worldwide in both operational and administrative groups. In fiscal year 2001, we also recorded non-cash inventory write-downs of $58.2 million in cost of goods sold in order to comply with more stringent seed quality standards and to further rationalize our product portfolio from 6,000 to 4,000 varieties. We believe we have established adequate reserves for all of the remaining costs and expenses related to our Global Restructuring and Optimization Plan.

The remaining components of the restructuring accruals are as follows:

		Amounts	Balance at	Additional	Amounts	Balance at	Additional	Amounts	Balance at
	Charges	Incurred	Sept. 30,	Charges	Incurred	Sept. 30,	Charges	Incurred	Sept. 30,
	2000	2000	2000	2001	2001	2001	2002	2002	2002

Severance and related expenses	$14.0	$(1.8)	$12.2	$12.0	$(12.3)	$11.9	$—	$(8.6)	$3.3
Inventory write-downs	18.4	(18.4)	—	58.2	(58.2)	—	—	—	—
Other	2.0	(2.0)	—	—	—	—	—	—	—

Total	$34.4	$(22.2)	$12.2	$70.2	$(70.5)	$11.9	$—	$(8.6)	$3.3

To date, there have been no material adjustments to amounts accrued under the plan. The remaining $3.3 million reserve balance is expected to be utilized in fiscal year 2003.

Improved Financial Performance

As a result of the implementation of the global restructuring and optimization plan, we have significantly improved our cash flows and established the basis for future profitable operations through:

•	decreased operating expenses primarily through a reduction in global headcount and the consolidation of production and operations facilities;

•	improved collections of accounts receivable;

•	reduced inventory purchases resulting from improved forecasting and inventory controls; and

•	the sale of non-core assets.

Together with price increases that we implemented in April 2001, during fiscal year 2002, we:

•	reduced our debt by $57.6 million;

•	reduced operating expenses as a percentage of sales by 7.9%; and

•	generated positive cash flows from operations of approximately $38.1 million.

Results of Operations

The table below sets forth Seminis’ results of operations data expressed as a percentage of net sales.

	Fiscal Years Ended September 30,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Gross profit	62.0	48.4	50.0
Research and development expenses	9.8	11.7	12.3
Selling, general and administrative expenses	38.6	42.4	46.9
Amortization of intangible assets	3.8	6.2	6.4

Income (loss) from operations	9.8	(11.9)	(15.6)
Interest expense, net	(6.1)	(8.7)	(7.1)
Other non-operating income (expense), net	0.4	(0.4)	0.5

Income (loss) from continuing operations before income taxes	4.1	(21.0)	(22.2)
Income tax benefit (expense)	(0.5)	(8.9)	5.2

Net income (loss)	3.6%	(29.9)%	(17.0)%

Year Ended September 30, 2002 Compared With Year Ended September 30, 2001

Net Sales

Net sales increased 0.6% to $452.6 million for the year ended September 30, 2002 from $449.9 million for the year ended September 30, 2001. The result was impacted by $4.8 million of negative currency fluctuations relating to weakness in the European Monetary Union Euro, Argentinean Peso and Brazilian Real versus the United States Dollar during the year ended September 30, 2002, compared to the same period in the prior fiscal year. In addition, the year ended September 30, 2001 included incremental net sales of $10.7 million from a non-core business divested in January 2002. In constant dollars, stated at monthly average exchange rates for fiscal year 2001 and excluding the sales of the non-core businesses, net seed sales would have increased 4.0%. This increase was primarily attributable to higher sales of spinach, onion, cucumber, tomato, white cabbage, peas and bean varieties in the Europe, Middle East and Africa region. Also, the North and Central America sales regions benefited from increased sales of lettuce, spinach and sweet and hot pepper varieties. The sales increases were primarily attributed to price increases implemented in these respective regions. Overall sales increases were partially offset by decreases in the Far East region sales due to weak economic and poor weather conditions and in South American sales due to the economic instability in Argentina, which also affected other countries in the region.

Gross Profit

Gross profit increased 28.9% to $280.7 million for the year ended September 30, 2002 from $217.8 million for the year ended September 30, 2001. Gross margin increased to 62.0% for the year ended September 30, 2002 from 48.4% for the year ended September 30, 2001. The improvement in both gross profit and gross margin was primarily due to a non-cash inventory write-down of $58.2 million taken during fiscal year 2001, related to the Global Restructuring and Optimization Plan. Excluding the non-cash inventory write-down, gross margin for the period ended September 30, 2001 would have been 61.4%. The increase was also due to seed price increases within the Europe, Middle East and Africa and the North and Central America sales regions as well as an improved product mix. Additionally, there was approximately $3.1 million of freight and handling charge revenue that was recognized in net sales during the year ended September 30, 2002 in compliance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,”; with the corresponding expense recorded in selling, general and administrative expenses. In the prior year, through June 29, 2001, such freight and handling charge revenue was netted against the corresponding selling, general and administrative expenses, other than $1.3 million that was recognized in net sales in the fourth quarter of fiscal year 2001.

Research and Development Expenses

Research and development expenses decreased 15.5% to $44.3 million for the year ended September 30, 2002 from $52.4 million for the year ended September 30, 2001. $4.2 million of the decrease was due to personnel reductions and $1.3 million of other expenses resulted from initiatives of the Global Restructuring and Optimization Plan. The decrease was also attributable to an approximate $0.9 million research grant received in Europe which offset research and development expenses during the year ended September 30, 2002. In addition, expenses decreased by approximately $1.6 million due to the impact of the divestiture of a non-core business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 8.5% to $174.9 million for the year ended September 30, 2002 from $191.1 million for the year ended September 30, 2001. The decrease was primarily the result of approximately $12.0 million of severance provision, $4.3 million of facility consolidating costs and $3.3 million of consulting fees due to restructuring initiatives incurred in fiscal year 2001 compared to $0.8 million of consulting fees for restructuring initiatives in fiscal year 2002. Additionally, the decrease was attributable to the elimination of approximately $8.9 million of expenses from a non-core business divested in January 2002, combined with the impact of further headcount reductions following the implementation of the Global Restructuring and Optimization Plan. The decrease in expenses was partially offset by a compensation charge of $7.3 million related to an employee restricted stock award plan recorded during the year ended September 30, 2002, compared to $2.6 million recorded during the prior fiscal year. Additionally, the decrease in expenses was offset by approximately $3.1 million of freight and handling charge revenue that was recognized in net sales during the year ended September 30, 2002. In the prior year, such freight and handling charge revenue was netted against the corresponding selling, general and administrative expenses, other than $1.3 million that was recognized in the fourth quarter of fiscal year 2001.

Amortization of Intangible Assets

Amortization of intangible assets decreased 39.1% to $17.1 million for the year ended September 30, 2002 from $28.0 million for the year ended September 30, 2001. The decrease was primarily due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” The pronouncement requires that periodic amortization of goodwill be ceased and that annual reviews of the fair value of the goodwill need to be performed to determine if an impairment of the goodwill asset value exists. Upon completing our analyses, no impairment adjustments in goodwill and other intangible assets were required. Therefore, we recorded no goodwill amortization in accordance with SFAS No. 142 in fiscal year 2002, whereas approximately $9.0 million of goodwill amortization was recorded during fiscal year 2001. The decrease was also due to the effect of latter stages of accelerated amortization of intangible assets related to purchase accounting. The decrease was partially offset by the currency impact from the fluctuation of the South Korean Won on South Korean based intangible assets.

Interest Expense, Net

Interest expense, net, decreased 29.1% to $27.7 million for the year ended September 30, 2002 from $39.1 million for the year ended September 30, 2001. The decrease was primarily due to lower average debt balances and interest rates during fiscal year 2002 compared to the prior fiscal year. During the 12 months ended September 30, 2002, our bank debt balance decreased by approximately $57.6 million.

Other Non-Operating Income (Expense), Net

We had other non-operating income, including foreign currency gain (loss), net, of $1.8 million for the year ended September 30, 2002 as compared to other non-operating expense, net, of $1.6 million for the year ended September 30, 2001. Other non-operating income, net, for the year ended September 30, 2002 primarily consists of an approximate $3.9 million gain from the sale of a non-core business in January 2002, offset by foreign currency losses of $2.2 million resulting from currency fluctuations in South America and a United States Dollar denominated loan in the Netherlands and a minority interest provision of $1.2 million. Other income, net, also includes gains from non-strategic asset sales in South Korea. Other non-operating expense, net, for the year ended September 30, 2001, primarily resulted from the loss on sale of fixed assets of $1.9 million and a minority interest provision of $1.4 million. The expense was partially offset by a foreign currency gain of $1.7 million.

Income Tax Benefit (Expense)

Income tax expense was $2.5 million and $40.0 million for the years ended September 30, 2002 and September 30, 2001, respectively. The decrease in income tax expense was the result of utilization of net operating loss carryforwards in fiscal year 2002, the receipt of a $5.9 million tax refund in July 2002 in the United States due to certain changes in the U.S. tax law for net operating loss carrybacks, the mix of worldwide income tax rates and the establishment of valuation allowances for certain deferred tax assets in fiscal year 2001.

Year Ended September 30, 2001 Compared With Year Ended September 30, 2000

Net Sales

Total net sales at actual currency rates decreased 5.2% to $449.9 million for the year ended September 30, 2001, from $474.4 million for the year ended September 30, 2000. The decrease was primarily due to currency fluctuation and divestiture of certain businesses. The weakness of the European Monetary Union Euro, the South Korean Won and Brazilian Real accounted for the majority of the $20.9 million decrease in sales from currency fluctuation in comparison to fiscal year 2000. The divestiture of the garden and soybean businesses impacted sales with a further decrease of $17.3 million. At a constant currency rate with fiscal year 2000, net seed sales increased 2.4% to $439.5 million for the year ended September 30, 2001, from $429.2 million for the year ended September 30, 2000. North America had the largest increase of $8.4 million with significant improvements in Mexico. At a constant currency rate with fiscal year 2000, South America had a sales increase of $2.8 million, despite unfavorable economic conditions in Argentina and Colombia; the Far East also recorded a net seed increase in sales of $0.6 million, even though Korea was negatively impacted by heavy snowfall and an economic downturn; Europe, the Middle East and Africa sales decreased by $1.5 million, mainly due to weather conditions in Southern Europe. Non-core business also increased sales by $3.4 million, at constant currency rates with fiscal year 2000, with Incotec being the major contributor.

Gross Profit

Gross profit decreased 8.2% to $217.8 million for the year ended September 30, 2001, from $237.3 million for the year ended September 30, 2000. Gross margin decreased to 48.4% for the year ended September 30, 2001, from 50.0% for the year ended September 30, 2000. Both gross profit and gross margin reflected total non-cash inventory writedowns of $73.9 and $58.9 million taken during fiscal year 2001 and 2000, respectively. The writedowns in fiscal year 2001 included approximately $58.2 million of charges taken in conjunction with the Company’s Global Restructuring and Optimization Plan, whereby the Company rationalized its product line from 6,000 to 4,000 varieties as well as imposed more stringent quality standards. Gross margins in fiscal year 2001 were also positively impacted by price increases resulting from efforts of the Global Restructuring and Optimization Plan.

Research and Development Expenses

Research and development expenses decreased 10.1% to $52.4 million for the year ended September 30, 2001 from $58.4 million for the year ended September 30, 2000. The decrease was due to an approximate $2.0 million charge related to Seminis’ research incentive program recorded in the first half of fiscal year 2000, with no corresponding charges in fiscal year 2001. The decrease in expenses was also a result of headcount reduction from the Global Restructuring and Optimization Plan and currency fluctuations from research and development operations in Europe during fiscal year 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 14.2% to $191.1 million for the year ended September 30, 2001 from $222.6 million for the year ended September 30, 2000. The decrease was primarily the result of headcount reductions following the implementation of the Global Restructuring and Optimization Plan and, in part, the impact of currency fluctuations. Furthermore, the decrease was the result of divestiture of certain non-core businesses totaling $6.9 million, the absence of a $6.4 impairment charge recorded in fiscal year 2000 associated with the Company’s investment in LSL Plantscience and a restructuring charge primarily for severances of $12.0 million in fiscal year 2001 compared to $14.0 million in fiscal year 2000. The decrease was partially offset by facility moving costs of $4.3 million compared to $3.1 million and consulting fees for restructuring of $3.3 million compared to $2.0 million in fiscal years 2001 and 2000, respectively. Additionally, a compensation charge of $2.6 million for a newly established employee stock plan was taken in fiscal year 2001.

Amortization of Intangible Assets

Amortization of intangible assets decreased 7.9% to $28.0 million for the year ended September 30, 2001 from $30.5 million for the year ended September 30, 2000. The decrease was primarily due to the effect of latter stages of accelerated amortization of intangible assets related to purchase accounting. Furthermore, the decrease was attributable to the currency impact from the devaluation of the South Korean Won on Korean based intangible assets. The decrease was partially offset by an increase in intangible asset amortization in an U.S. subsidiary.

Interest Expense, Net

Interest expense, net, increased 17.1% to $39.1 million for the year ended September 30, 2001 from $33.4 million for the year ended September 30, 2000. The increase was primarily due to higher effective interest rates in this fiscal year compared to last fiscal year. Furthermore, the increase was due to the acceleration of deferred financing cost amortization related to the Company’s credit facility. The acceleration was a result of the advancement of the maturity date of the term loan.

Other Non-Operating Income (Expense), Net

Seminis had other non-operating expense, net of $1.6 million for the year ended September 30, 2001, as compared to other non-operating income, net of $2.2 million for the year ended September 30, 2000. Other non-operating expense, net, for the year ended September 30, 2001 included other expense, net of $1.9 million, primarily from the loss on the sale of fixed assets, offset by a foreign currency gain of $1.7 million and a minority interest provision of $1.4 million. Other income in fiscal year 2000 included a $10.0 million gain on the asset sales of MBS, a soybean subsidiary, a currency loss of $5.4 million, primarily associated with Seminis Vegetable Seeds Holland on its U.S. Dollar denominated loan and a minority interest provision of $1.2 million.

Income Tax Benefit (Expense)

We had an income tax expense of $40.0 million for the year ended September 30, 2001, as compared to an income tax benefit of $24.6 million for the year ended September 30, 2000. The increase in income tax expense during fiscal year 2001 primarily related to a provision of a valuation allowance against the deferred tax assets arising from net operating loss carryforwards. As of September 30, 2001, our tax assets for net operating loss carryforwards primarily consisted of a Netherlands carryforward of $45,655 that has an indefinite life and a United States carryforward of $94,456, which will begin to expire in 2020. Although a valuation allowance has been established on these tax assets, we have commenced certain initiatives in order to utilize these loss carryforwards before they expire.

Contractual Obligations and Commercial Commitments

The following tables summarize the Company’s contractual obligations and commitments at September 30, 2002:

	Payments Due by Period

	Total	1 year	2-3 years	4-5 years	After 5 years

Contractual obligations
Long-term debt (1)	$250,002	$21,709	$217,643	$5,116	$5,534
Operating leases (2)	13,456	5,102	6,411	1,689	254

Total contractual cash obligations	263,458	26,811	224,054	6,805	5,788

	Amount of Commitment Expirtation Per Period

	Total Amounts
	Committed	1 year	2-3 years	4-5 years	After 5 years

Commercial commitments
Guarantees	$330	$—	$330	$—	$—

Total commercial commitments	330	—	330	—	—

(1)	See Note 8 to the Consolidated Financial Statements
(2)	See Note 12 to the Consolidated Financial Statements

The Company’s contractual obligations and commercial commitments are discussed in the Liquidity and Capital Resources section below and in the footnotes to the Consolidated Financial Statements.

Liquidity and Capital Resources

Cash flows from operations

As a result of our Global Restructuring and Optimization Plan, we have made significant strides in the enhancement of our cash flow. Operating activities provided $38.1 million in cash flow in fiscal year 2002 compared to $13.5 million of cash utilized in fiscal year 2001. These improvements in cash flows were primarily due to the positive impacts of: (i) a decrease in the levels of seed purchases for inventory reflecting improved production planning over our inventory level, (ii) a decrease in both production overhead and operating expenses resulting from the successful implementation of the Global Restructuring and Optimization Plan and (iii) an improvement in collections of accounts receivables. These working capital improvements were partially offset by severance costs in connection with the Global Restructuring and Optimization Plan and a reduction in the level of accounts payable.

Cash flows from investments

Capital expenditures increased to $14.9 million for the year ended September 30, 2002, from $14.3 million in the prior fiscal year. The increase was partly due to $5.2 million investment that primarily related to a production facility, which is being utilized to consolidate our South Korean operations and to enhance our growth strategy in the Far East market. Additionally, $2.3 million of capital expenditure was attributable to the expansion of our Hungarian facility in order to consolidate large seed operations in Europe. Other investing activities for the year ended September 30, 2002 included approximately $28.5 million in proceeds from the sale of assets, primarily relating to the sale of an office building in Seoul, South Korea and $17.6 million from the sale of a non-core business.

During fiscal year 2001, we sold our properties in Saticoy (California), Filer (Idaho) and Vineland (New Jersey) as part of our efforts to reduce and consolidate our operation and production facilities. Other investing activities for the year ended September 30, 2001 included approximately $14.1 million in proceeds from the sale of non-operating assets.

Cash flows from financings

We have issued 10,830 shares of our Class C Preferred Stock to Savia for a total purchase price of $108.3 million. These shares accrue dividends quarterly at a rate of 10.0% per year. In October and November 2000, we received an additional $31.9 million and $14.0 million, respectively, of capital contributions from Savia. We have agreed to pay dividends on these contributions at the same rate as the Class C Preferred Stock. Through July 1, 2002, there were approximately $25.0 million of accrued and unpaid dividends on the outstanding Class C Preferred Stock and additional capital contributions. We have also paid dividends of $12.7 million in the form of additional shares on the Class C Preferred Stock, which are classified as additional paid in capital.

Since December 2000, we have not received any further capital contributions from Savia and we have financed our operations through cash flows from operations and the disposition of assets.

On October 1, 2002 the Board of Directors approved the conversion of the Savia additional capital contribution and the associated paid in kind dividends that totaled $46.7 million to be converted to 4,670 shares of Class C Preferred Stock. Concurrently, the Board also adopted a resolution authorizing and directing an increase in the number of shares designated as Class C Redeemable PIK Preferred Stock from 14,400 shares to 16,688 shares.

We had $4.5 million of accrued and unpaid dividends relating to our Class B mandatorily redeemable preferred stock at September 30, 2002. These accrued dividends are classified within mandatorily redeemable stock.

Our total indebtedness as of September 30, 2002 was $278.5 million, of which $229.7 million were borrowings under our existing credit facility and we had $14.9 million, $9.4 million, $6.2 million and $14.6 million of borrowings by our United States, Italian, Spanish and South Korean subsidiaries, respectively and $3.7 million of borrowings by other foreign subsidiaries.

As of September 30, 2000, we were not in compliance with certain covenants of our existing credit facility, which gave the lenders the right to accelerate payment of all amounts outstanding under the facility. In December 2000, the lenders granted a waiver with respect to these covenants that extended through April 30, 2001, at which time any defaults would once again arise. As we did not expect to be in compliance with our covenants once the waiver expired, all outstanding borrowings under the credit facility were classified as a current liability as of September 30, 2000. In connection with granting the waivers, the lenders agreed to reschedule principal payments within fiscal year 2001. The lenders also accelerated the final maturity of the term loan and the termination date for the revolving credit commitments to June 30, 2002 from June 30, 2004. We were obligated to deliver a financial plan through September 30, 2002, which detailed cash flow projections on a monthly basis as well as proposed alternatives for the refinancing of the credit facility or recapitalization of the company.

On May 31, 2001, our lenders agreed with the financial plan that we submitted and agreed to restructure our existing credit facility. Upon receipt of the amended credit agreement, long-term portions of borrowings were reclassified from current liabilities to long-term debt. Among other things, the amendment extended the final maturity of the credit facility from the previously agreed on date of June 30, 2002 to December 31, 2002, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings and revised covenant obligations. Interim principal obligations under the amendment included $16.0 million due in the fourth quarter of fiscal year 2001, $19.0 million, $4.0 million, $31.0 million and $9.0 million due in the first, second, third and fourth quarters of fiscal year 2002, respectively. All remaining amounts were due in the first quarter of fiscal year 2003.

In October 2001, we completed the sale of an office building in Seoul, South Korea, which generated net proceeds of approximately $20.0 million. We used $19.5 million of the proceeds to make the scheduled $19.0 million payment on the credit facility in October 2001. We also sold one of our non-core businesses in January 2002, which generated additional proceeds of approximately $17.6 million. We used $13.0 million of the proceeds to prepay our existing credit facility in January 2002 and utilized our operating cash flow to pay the remaining $18.0 million in June 2002.

We met all required principal and interest payments during fiscal years 2002 and 2001 and were in compliance with all of our financial covenants under the amended credit agreement at September 30, 2002. In October 2002, we paid an additional $5.0 million of principal as required by the amended credit agreement; however, as of December 31, 2002, we had not completed a refinancing transaction in order to pay the remaining balance of $224.7 million. The lenders agreed to temporarily extend the term of the credit facility and in January 2003, a formal amendment was executed. Among other things, the amendment extended the final maturity of the credit facility from the previously agreed on date of December 31, 2002 to December 31, 2003, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings and revised covenant obligations. Interim principal obligations under the amendment included $3.0 million and $9.5 million due in the third and fourth quarters of fiscal year 2003, respectively. The remaining outstanding amount totaling $212.2 million will be due in the first quarter of fiscal year 2004. Upon receipt of the amended credit agreement, long-term portions of borrowings were reclassified from current liabilities to long-term debt as of September 30, 2002.

Although not impacting current liquidity, the Company entered into an exchange agreement with its majority shareholder, Savia S.A. de C.V. as of July 1, 2002 to exchange all of its outstanding Seminis Class C Preferred Stock (including accrued PIK dividends) having a principal value of $120.2 million, additional paid-in capital (including accrued PIK dividends) of $46.7 million and accrued and unpaid cash dividends of $10.0 million into 37.7 million shares of Seminis Class A common stock. The remaining accrued and unpaid cash dividends on the Class C Preferred Stock of $15.0 million will remain due and payable and will be paid in cash by the Company in accordance with the terms of the exchange agreement. On July 3, 2002, the Company received an opinion from UBS Warburg that, as of such date, the number of shares of Class A common stock to be received by Savia in the exchange was fair from a financial point of view to the holders of the Company’s Class A common stock and Class B common stock (in each case other than Savia and its affiliates and other than holders of the Company’s Class B common stock that also hold shares of the Company’s Class B Redeemable preferred stock). The exchange agreement was approved by the Company’s Board of Directors on July 3, 2002 and was approved by our stockholders on September 26, 2002. Although the exchange agreement was approved by the Stockholders at the Annual Meeting, it is subject to customary closing conditions and approvals by creditors of Savia and the Company. At this time, all of the closing conditions and approvals have not been satisfied and therefore, the exchange has not been consummated. The Company may not complete all of the transactions contemplated under the exchange agreement until the conditions and approvals are obtained or waived, including the payment by the Company of the accrued and unpaid dividends on the Class B preferred stock and the consent of the lenders under the Company’s Syndicated Credit Facility.

In December 2002, Savia, Seminis’ majority stockholder announced that it signed a letter of intent with Fox Paine & Company LLC under which Fox Paine and certain Savia related parties will acquire all the outstanding shares of Seminis, Inc. The proposed transaction is subject to numerous conditions; however, if completed, such a change in control would require the credit facility to be paid in full. It is anticipated that such a transaction would be funded by financing arranged by Fox Paine.

Whereas we have met our obligations as well as covenant requirements under the amended credit facility through September 30, 2002, we must successfully execute a refinancing plan prior to December 31, 2003 in order to meet the final maturity of the facility. We will continue to pursue a refinancing plan, which may include negotiation of a new credit facility, and/or placement of new debt securities; however, there can be no assurances that we will be able to successfully complete the refinancing. Additionally, there can be no assurances that the Fox Paine transaction will be consummated. Failure to comply with existing covenants, which would make the Syndicated debt callable, or our inability to obtain adequate financing with reasonable terms prior to December 31, 2003 could have a material adverse impact on our business, results of operations or financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring costs and contingencies and litigation, on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Many of our customers are located in foreign jurisdictions where payment terms and the timing of collections can differ from domestic transactions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Our inventory is recorded at the lower of cost or market. The value of each seed variety in inventory is dependent upon various quality characteristics, which deteriorate over time. Write-downs of inventory to market value are based upon assumptions about future demand and market conditions, the success of our sales programs and the shelf life of the seeds. If actual market conditions and sales results are less favorable than those projected by management, additional inventory write-downs may be required.

We are subject to proceedings, lawsuits, other claims related to seedmen’s errors and omissions, environmental, labor and other matters. We assess the likelihood of adverse judgments or outcomes to these matters as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis. The required reserves may change in the future due to new developments.

We have recorded reserves in connection with restructuring our business. These reserves principally include estimates related to employee separation costs, the consolidation or closing of facilities and the valuation of certain assets, including inventory. Actual costs could be different from those estimated.

In assessing the recoverability of our goodwill and long-lived assets, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made as well as the related estimated useful lives. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, we may be required to record impairment charges for these assets not previously recorded. On October 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which required us to analyze our goodwill for impairment issues during fiscal year 2002 and on a periodic basis thereafter.

The carrying value of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in certain tax jurisdictions. We established a valuation allowance against certain of our deferred tax assets due to uncertainties related to the ability to utilize these assets, primarily consisting of net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by each jurisdiction in which we operate and the period over which the assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, the valuation allowance would change and could materially impact our financial position and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 141, “Business Combinations,” was effective for the company on July 1, 2001. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.

SFAS No. 142, “Goodwill and Other Intangible Assets,” was effective for the Company for fiscal years beginning after December 15, 2001, but was adopted early as of the beginning of fiscal year 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We have ceased the amortization of goodwill due to our adoption of SFAS No. 142 and no impairment was required in fiscal year 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, is effective for fiscal years beginning after June 15, 2002 and requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Management has not yet determined the impact, if any, of the adoption of this standard on the financial position or results of operation of the Company.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 but retains many of its fundamental provisions. In addition, SFAS No. 144 expands the scope of discontinued operations to include more disposal transactions. We will adopt SFAS No. 144 as of October 1, 2002. We do not expect SFAS No. 144 to have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections.” Among other things, SFAS No. 145 rescinds various pronouncements regarding extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequent Occurring Events and Transactions” are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company believes this new standard will not have an impact on its business, consolidated financial position, results of operations or cash flow.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”

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

On November 25, 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK DISCLOSURES

We do not have any financial instruments held for trading purposes and do not hedge any of our market risks with derivative instruments.

The currencies that experienced significant fluctuations in fiscal year 2002 were the European Monetary Union Euro, Argentinean Peso and Brazilian Real. Our primary market risk exposure relates to foreign currency fluctuations in connection with foreign currency gains or losses that occur from intercompany receivables and payables between us and our foreign subsidiaries and from the United States Dollar denominated loan under our existing credit facility originated by SVS Holland, B.V., one of our foreign subsidiaries.

The fair value of short-term borrowings approximates cost due to the short period of time to maturity. The fair value of long-term debt was estimated based on current interest rates available to Seminis for debt instruments with similar terms, degrees of risk and remaining maturities. The interest expense would be impacted by $2.5 million with a fluctuation of 100 basis points. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Seminis could realize in a current market exchange.

The fair value of Seminis’ borrowing arrangements and other financial instruments is as follows:

	At September 30, 2002		At September 30, 2001
	Asset (Liability)		Asset (Liability)

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Short-term borrowings	$(28,532)	$(28,532)	$(19,665)	$(19,665)
Asset (Liability)

Principal amount by expected maturity as of 9/30/02:

							Total	Fair
						There-	Carrying	Value
	2003	2004	2005	2006	2007	after	Value	9/30/02

Long-term debt (including current maturities)	$(21,709)	$(214,930)	$(2,713)	$(2,719)	$(2,397)	$(5,534)	$(250,002)	$(250,002)
Asset (Liability)

Principal amount by expected maturity as of 9/30/01:

							Total	Fair
						There-	Carrying	Value
	2002	2003	2004	2005	2006	After	Value	9/30/01

Long-term debt (including current maturities)	$(67,527)	$(233,242)	$(2,703)	$(2,807)	$(2,801)	$(7,345)	$(316,425)	$(316,425)

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and report of independent accountants are filed as part of this report on pages F-1 through F-25.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding executive officers of the Company is located in Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Other information required by this item is incorporated by reference to Seminis’ definitive proxy statement for the Annual Meeting of Stockholders, which will be filed within 120 days of September 30, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to Seminis’ definitive proxy statement for the Annual Meeting of Stockholders, which will be filed within 120 days of September 30, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to Seminis’ definitive proxy statement for the Annual Meeting of Stockholders, which will be filed within 120 days of September 30, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to Seminis’ definitive proxy statement for the Annual Meeting of Stockholders, which will be filed within 120 days of September 30, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 14. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” [as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)] as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report. Based on such evaluation, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the period covered by this annual report.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1) Listing of Consolidated Financial Statements

          Reference is made to the index set forth on Page F-1.

          (a)(2) Listing of Financial Statement Schedules.

          Schedule II — Valuation and Qualifying Accounts on page S-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          (a)(3) Listing of Exhibits  — See Index to Exhibits beginning on Page 34 of this report.

          (b) Reports on Form 8-K - Seminis filed a Form 8-K on August 9, 2002 in regards to an agreement with Savia, S.A. de C.V., its majority shareholder, to exchange all of its outstanding shares of Class C Preferred Stock, additional paid-in capital and unpaid and accrued dividends on the Class C Preferred Stock and additional paid-in capital of $10 million into 37,669,480 shares of Class A Common Stock. Accrued dividends on the Class C Preferred Stock of $15 million will remain due and payable and will be paid in cash in accordance with the Exchange.

          (c) Exhibits  — See Index to Exhibits beginning on Page 34 of this report.

          (d) Financial Statement Schedules — The following consolidated financial statement schedule is included herein: Schedule II — Valuation and Qualifying Accounts.

Exhibit Index

Exhibit
Number	Description

(a) 1	Form of Underwriting Agreement

(c) 2	Merger Agreement by and between Seminis, Inc., an Illinois corporation and Seminis, Inc., a Delaware corporation

(c) 3.1	Certificate of Incorporation

(c) 3.2	Certificate of Designations of Class A Mandatorily Redeemable Preferred Stock and Class B Mandatorily Redeemable Preferred Stock of Seminis, Inc.

(c) 3.3	Certificate of Designations of Class C Redeemable Preferred Stock of Seminis, Inc.

(c) 3.4	By-Laws

(c) 4.1	Form of Class A Common Stock Certificate

(a) 4.2	Registration Rights Agreement by and among Seminis, Inc. and certain shareholders of Seminis, dated October 1, 1995

(c) 5	Opinion of Milbank, Tweed, Hadley & McCloy LLP

(a) 10.1	Seminis, Inc. 1998 Stock Option Plan

(b) 10.2	Amended and Restated Seminis, Inc. 1998 Stock Option Plan

(a) 10.3	Share Subscription Agreement by and between Seminis, Inc. and Hungnong Seed Co., Ltd., dated June 12, 1998

(c) 10.4	Form of New Credit Facility among Seminis, Inc, Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as lenders, dated as of June 28, 1999

(c) 10.5	Form of Letter Agreement between Savia, S.A. de C.V. and Seminis, Inc. dated as of June 21, 1999

(d) 10.6	Second Amendment and Waiver to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, Dated as of June 29, 2000, effective March 31, 2000

(d) 10.7	Security Agreement Re: Accounts, Inventory and General Intangibles among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of June 29, 2000

(e) 10.8	Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of September 30, 2000, effective September 30, 2000.

(d) 10.9	Extension of Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of December 30, 2000, effective December 30, 2000.

(f) 10.10	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of December 29, 2000, effective December 29, 2000.

(g) 10.11	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of April 30, 2001, effective April 30, 2001.

(h) 10.12	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of May 31, 2001, effective May 31, 2001.

(i) 10.13	Revision to (h) 10.12

(b) 21	Subsidiaries of Registrant

27.1	Financial Data Schedule

(j) 99.1/99.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(k) 99.3/99.4	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(k) 10.14	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of December 31, 2002, effective December 31, 2002.

(k) 10.15	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of December 31, 2002, effective December 31, 2002.

(k) 23	Consent of independent accountants

(a)	Incorporated by reference to Seminis’ Form S-1 filed on February 11, 1999.

(b)	Incorporated by reference to Seminis’ Amendment No. 2 to Form S-1 filed on May 27, 1999.

(c)	Incorporated by reference to Seminis’ Amendment No. 3 to Form S-1 filed on June 21, 1999.

(d)	Filed with the June 30, 2000 Form 10Q.

(e)	Filed with the September 30, 2000 Form 10K.

(f)	Filed with the December 30, 2000 Form 10Q.

(g)	Filed with the March 30, 2001 Form 10Q.

(h)	Filed with the June 29, 2001 Form 10Q.

(i)	Filed with the September 30, 2001 Form 10K.

(j)	Filed with the June 28, 2002 Form 10Q.

(k)	Filed with the September 30, 2002 Form 10K.

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

Signature	Title	Date

/s/ Alfonso Romo Garza Alfonso Romo Garza	Chairman of the Board (Chief Executive Officer)	January 13, 2003

/s/ Eugenio Najera Solorzano Eugenio Najera Solorzano	Director and President (Chief Operating Officer)	January 13, 2003

/s/ Jose Manuel Garcia Garcia Jose Manuel Garcia Garcia	Director	January 13, 2003

/s/ Bernardo Jimenez Barrera Bernardo Jimenez Barrera	Director	January 13, 2003

/s/ Mateo Mazal Beja Mateo Mazal Beja	Director	January 13, 2003

/s/ Adrian Rodriguez Macedo Adrian Rodriguez Macedo	Director	January 13, 2003

/s/ Peter Davis Peter Davis	Director	January 13, 2003

/s/ Frank J. Pipp Frank J. Pipp	Director	January 13, 2003

/s/ Dr. Eli Shlifer Dr. Eli Shlifer	Director	January 13, 2003

/s/ Roger Beachy Roger Beachy	Director	January 13, 2003

/s/ Christopher J. Steffen Christopher J. Steffen	Director	January 13, 2003

/s/ Eugenio Garza Herrera Eugenio Garza Herrera	Director	January 13, 2003

/s/ William F. Kirk William F. Kirk	Director	January 13, 2003

/s/ GasparAlvarez Martinez Gaspar Alvarez Martinez	Vice President and Worldwide Corporate Comptroller	January 13, 2003

CERTIFICATION

I, Alfonso Romo Garza, certify that:

1.	I have reviewed this annual report on Form 10-K of Seminis, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003

/s/ Alfonso Romo Garza Alfonso Romo Garza Chief Executive Officer

CERTIFICATION

I, Gaspar Alvarez Martinez, certify that:

1.	I have reviewed this annual report on Form 10-K of Seminis, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003

/s/ Gaspar Alvarez Martinez Gaspar Alvarez Martinez Vice President and WW Corporate Comptroller

SEMINIS, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Seminis, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 33 present fairly, in all material respects, the financial position of Seminis, Inc. and its subsidiaries at September 30, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) on page 33 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the financial statements, all outstanding amounts borrowed under the Company’s syndicated credit facility must be repaid by December 31, 2003. In the event that the lenders of the credit facility do not renew or extend the final maturity date of the facility, the Company will be obligated to secure alternative sources of financing. There can be no assurance that such financing will be available and the inability to find such financing could have a material adverse impact on the future financial position and operating results of the Company.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
January 13, 2003

SEMINIS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of September 30,

	2002	2001

Assets:
Current assets
Cash and cash equivalents	$36,805	$22,323
Accounts receivable, less allowance for doubtful accounts of $12,344 and $12,094, respectively	140,315	141,691
Other receivable	—	20,612
Inventories	272,527	279,683
Prepaid expenses and other current assets	2,427	3,436

Total current assets	452,074	467,745
Property, plant and equipment, net	168,729	182,261
Intangible assets, net	160,803	169,664
Other assets	18,391	15,687

	$799,997	$835,357

Liabilities, Mandatorily Redeemable Stock and Stockholders’ Equity:
Current liabilities
Short-term borrowings	$28,532	$19,665
Current maturities of long-term debt	21,709	67,527
Accounts payable	38,179	45,423
Accrued liabilities	98,624	89,169

Total current liabilities	187,044	221,784
Long-term debt	228,293	248,898
Deferred income taxes	15,753	15,736
Minority interest in subsidiaries	1,902	1,721

Total liabilities	432,992	488,139

Commitments and contingencies (see Note 12)

Mandatorily Redeemable Stock
Class B Redeemable Preferred Stock, $.01 par value; 25 shares authorized as of September 30, 2002 and 2001; 25 shares issued and outstanding as of September 30, 2002 and 2001	29,500	27,500

Total mandatorily redeemable stock	29,500	27,500

Stockholders’ Equity
Class C Preferred Stock, $.01 par value; 14 shares authorized as of September 30, 2002 and 2001; 12 shares issued and outstanding as of September 30, 2002 and 2001 (Liquidation Value of $138.2 and $129.2 million at September 30, 2002 and 2001, respectively)	1	1
Class A Common Stock, $.01 par value; 211,000 shares authorized as of September 30, 2002 and 2001; 18,940 and 14,682 shares issued and outstanding as of September 30, 2002 and 2001, respectively	190	147
Class B Common Stock, $.01 par value; 67,000 shares authorized as of September 30, 2002 and 2001; 45,142 shares issued and outstanding as of September 30, 2002 and 2001	452	452
Additional paid-in capital	699,255	707,816
Accumulated deficit	(324,558)	(340,644)
Accumulated other comprehensive loss	(37,835)	(48,054)

Total stockholders’ equity	337,505	319,718

	$799,997	$835,357

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

		For the Years Ended
		September 30,

	2002	2001	2000

Net sales	$452,607	$449,895	$474,445
Cost of goods sold	171,892	232,067	237,105

Gross profit	280,715	217,828	237,340

Operating expenses
Research and development expenses	44,316	52,441	58,364
Selling, general and administrative expenses	174,854	191,113	222,632
Amortization of intangible assets	17,065	28,034	30,454

Total operating expenses	236,235	271,588	311,450

Income (loss) from operations	44,480	(53,760)	(74,110)

Other income (expense)
Interest income	1,270	1,341	3,872
Interest expense	(28,989)	(40,425)	(37,256)
Foreign currency gain (loss)	(2,177)	1,709	(5,374)
Minority interest	(1,187)	(1,436)	(1,157)
Other, net	5,158	(1,909)	8,688

	(25,925)	(40,720)	(31,227)

Income (loss) before income taxes	18,555	(94,480)	(105,337)
Income tax benefit (expense)	(2,469)	(39,975)	24,554

Net income (loss)	16,086	(134,455)	(80,783)
Preferred stock dividends	(14,018)	(13,986)	(8,624)
Additional capital contribution dividends	(4,670)	(4,338)	—

Net income (loss) available for common stockholders	$(2,602)	$(152,779)	$(89,407)

Net income (loss) available for common stockholders per common share, basic and diluted	$(0.04)	$(2.55)	$(1.49)

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Class C		Class A		Class B				Accumulated	Total
	Preferred Stock		Common Stock		Common Stock		Additional		Other	Stock-
							Paid-in	Accumulated	Comprehensive	Holders’
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity

Balance, September 30, 1999	4	1	13,750	138	46,074	461	610,464	(125,406)	(14,943)	470,715
Comprehensive loss
Net loss	—	—	—	—	—	—	—	(80,783)	—	(80,783)
Translation adjustment	—	—	—	—	—	—	—	—	(3,052)	(3,052)

										(83,835)
Conversion of shares	—	—	226	2	(226)	(2)	—	—	—	—
Issuance of Class C Preferred Stock	7	—	—	—	—	—	66,000	—	—	66,000
Dividends on Redeemable Preferred Stock	—	—	—	—	—	—	(2,000)	—	—	(2,000)
Dividends on Class C Preferred Stock	1	—	—	—	—	—	—	—	—	—

Balance, September 30, 2000	12	$1	13,976	$140	45,848	$459	$674,464	$(206,189)	$(17,995)	$450,880

Comprehensive loss
Net loss	—	—	—	—	—	—	—	(134,455)	—	(134,455)
Translation adjustment	—	—	—	—	—	—	—	—	(30,059)	(30,059)

										(164,514)
Conversion of shares	—	—	706	7	(706)	(7)	—	—	—	—
Additional capital contribution	—	—	—	—	—	—	45,850	—	—	45,850
Dividends on additional capital contribution	—	—	—	—	—	—	(3,493)	—	—	(3,493)
Dividends on Redeemable Preferred Stock	—	—	—	—	—	—	(2,000)	—	—	(2,000)
Dividends on Class C Preferred Stock	—	—	—	—	—	—	(8,989)	—	—	(8,989)
Restricted shares issuance	—	—	—	—	—	—	1,984	—	—	1,984

Balance, September 30, 2001	12	$1	14,682	$147	45,142	$452	$707,816	$(340,644)	$(48,054)	$319,718

Comprehensive Income
Net income	—	—	—	—	—	—	—	16,086	—	16,086
Translation adjustment	—	—	—	—	—	—	—	—	17,395	17,395
Equity adjustment for minimum pension liability	—	—	—	—	—	—	—	—	(7,176)	(7,176)

Restricted share issuance	—	—	4,254	43	—	—	5,966	—	—	6,009
Options exercised	—	—	4	—	—	—	—	—	—	—
Dividends on additional capital contribution	—	—	—	—	—	—	(3,505)	—	—	(3,505)
Dividends on Class B Redeemable Preferred Stock	—	—	—	—	—	—	(2,000)	—	—	(2,000)
Dividends on Class C Preferred Stock	—	—	—	—	—	—	(9,022)	—	—	(9,022)

Balance, September 30, 2002	12	$1	18,940	$190	45,142	$452	$699,255	$(324,558)	$(37,835)	$337,505

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
Consolidated Statements of Cash Flows
(In thousands)

		For the Years Ended
		September 30,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$16,086	$(134,455)	$(80,783)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,544	45,054	50,109
Deferred income tax	(266)	33,514	(37,459)
Provision for minority interest in subsidiary	1,187	1,436	1,157
Inventory write-down	16,937	73,850	58,948
Gain on sale of non-core business	(4,971)	—	—
Compensation expense for restricted stock	5,866	1,806	—
Other	1,515	5,468	786
Changes in assets and liabilities
Accounts receivable	3,212	15,138	(3,821)
Inventories	(5,866)	(23,209)	(102,484)
Prepaid expenses and other assets	(8,226)	(4,759)	8,663
Current income taxes	487	(3,069)	9,385
Accounts payable	(7,403)	(8,608)	1,999
Other liabilities	(13,029)	(15,654)	25,045

Net cash provided by (used in) operating activities	38,073	(13,488)	(68,455)

Cash flows from investing activities:
Purchases of fixed and intangible assets	(14,826)	(14,280)	(41,487)
Proceeds from disposition of assets	28,517	14,096	11,291
Proceeds from sale of business	17,551	—	9,712
Other	(258)	(448)	(1,751)

Net cash provided by (used in) investing activities	30,984	(632)	(22,235)

Cash flows from financing activities:
Proceeds from long-term debt issuances	1,855	1,424	97,184
Repayments of long-term debt	(67,869)	(33,670)	(81,356)
Net short-term borrowings (repayments)	7,606	(856)	15,307
Dividends paid	—	—	(1,500)
Issuance of Class C Preferred Stock	—	—	66,000
Savia capital contribution	—	45,850	—
Other	4	—	—

Net cash provided by (used in) financing activities	(58,404)	12,748	95,635

Effect of exchange rate changes on cash and cash equivalents	3,829	1,216	(1,534)

Increase (decrease) in cash and cash equivalents	14,482	(156)	3,411
Cash and cash equivalents, beginning of period	22,323	22,479	19,068

Cash and cash equivalents, end of period	$36,805	$22,323	$22,479

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
Notes To Consolidated Financial Statements
(In thousands, except per share data)

Note 1 — Summary of Significant Accounting Policies

Description of Business

Seminis, Inc. (the “Company”, “we”) is the leading worldwide developer, producer and marketer of vegetable and fruit seeds. The Company is a majority-owned subsidiary of Savia, S.A. de C.V. (“Savia”) and effectively began operations when it purchased Asgrow Seed Company (“Asgrow”) in December 1994.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority controlled and owned subsidiaries. Investments in unconsolidated entities, representing ownership interests between 20% and 50%, are accounted for using the equity method of accounting. All material intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior years’ financial statements to conform to fiscal year 2002 presentation.

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

Revenue Recognition

Product sales are recognized upon shipment of goods and are reduced by provisions for discounts and allowances based on the Company’s historical and anticipated experience.

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

Accounts Receivable

Accounts receivable are valued net of reserves for bad debts, discounts and allowances. Calculations of reserves are based on historical experience and anticipated market conditions and are adjusted as management determines necessary. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company’s diversified customer base limits the amount of credit exposure to any one customer.

No customer accounts for more than 10% of accounts receivable or sales.

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. Costs for substantially all inventories are determined using the first-in, first-out (“FIFO”) method and include the cost of materials, direct labor and the applicable share of overhead costs. Unharvested crop-growing costs are included as part of inventory and represent costs incurred to plant and maintain seed crops which will be harvested during the subsequent fiscal year. Inventories are periodically reviewed and reserves established for deteriorated, excess and obsolete items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Provisions for depreciation have been made using the straight-line and accelerated methods for financial reporting purposes and accelerated methods for tax purposes. Estimated useful lives generally range from 5 to 40 years for buildings and improvements and from 3 to 20 years for machinery and equipment.

Intangible Assets

Intangible assets consist primarily of the excess of purchase price over the fair market value of net assets acquired in purchase acquisitions and the costs of acquired germplasm patents and trademarks. The costs of acquired germplasm, patents and trademarks are being amortized over 10 to 20 years on an accelerated basis. Other intangibles are amortized over 3 to 10 years on a straight-line basis.

Goodwill

Goodwill was amortized over 15 years on a straight-line basis. Upon adoption of SFAS No. 142, the Company has ceased amortization of its goodwill in fiscal year 2002.

Capitalized Software Costs

Costs of computer software developed and obtained for internal use are capitalized and amortized over respective license periods or expected useful lives, which range from three to five years. Capitalized computer software costs include external direct costs for licenses and services and payroll and payroll-related costs for employees who are directly associated with developing or installing such software.

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

Seedmen’s Errors and Omissions

The Company maintains third party seedmen’s errors and omissions insurance covering claims by growers for losses incurred as a result of seed quality or errors arising in fulfilling customer orders. Such policies are subject to annual renewal and revision and have coverage limits, deductibles and other terms. Provisions are made for anticipated losses in excess of coverage amounts provided by insurance based on historical experience and expected resolution. The Company performs ongoing evaluations of such claims and adjusts reserves as necessary to reflect expected settlements.

Research and Development Expenses

Research and development costs are charged to operations as incurred. Costs attributable to in-process research and development activities acquired in a purchase transaction are written-off at the date of acquisition.

Income Taxes

Deferred income taxes reflect temporary differences between the amounts at which assets and liabilities are recorded for financial reporting purposes and the amounts utilized for tax purposes. A valuation allowance is established against deferred tax assets when all or some portion of such assets is unlikely to be realized.

Foreign Currency Translation and Transactions

The financial statements of the Company’s foreign subsidiaries are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are primarily translated at average monthly rates of exchange prevailing during the fiscal year. The resultant translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

Subsidiaries operating in highly inflationary economies or primarily using the United States dollar as their functional currency include gains and losses from foreign currency transactions and balance sheet translation adjustments in the consolidated statements of operations.

Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, notes receivable, accounts payable, accrued liabilities, debt and mandatorily redeemable securities. These balances are stated in the consolidated financial statements at amounts that approximate fair market value unless separately disclosed in the Notes to Consolidated Financial Statements.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income primarily consists of its reported net income or loss and changes in foreign currency translation adjustments and minimum pension liability adjustment during a period.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair market value of the Company’s stock and the amount an employee must pay to acquire the stock.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137 and No. 138. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not currently have any derivative instruments and therefore adoption of SFAS No. 133 did not have a material impact on the Company’s consolidated financial position or results of operations for fiscal year 2002.

Accounting for Shipping and Handling Fees and Costs

The Company accounts for shipping and handling fees and costs in accordance with the provisions of EITF 00-10, “Accounting for Shipping and Handling Fees and Costs”. EITF 00-10 requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. It also states that a company may record shipping and handling costs in cost of sales. If such costs are significant and are not included in cost of sales (that is, if those costs are accounted for together or separately on other income statement line items), a company should disclose both the amount(s) of such costs and the line item(s) on the income statement that include them. Freight and handling charges of $4.3 million related to customer shipping were stated on a gross basis in selling expense with a corresponding $3.1 million of revenue stated in net sales in fiscal year 2002 and $1.4 million related to customer shipping were stated on a gross basis in selling expense with a corresponding $1.3 million of revenue stated in net sales in the fourth quarter of fiscal year 2001, respectively. In the prior reporting periods, these freight and handling charges were netted with the associated billing of these costs to the Company’s customers. Restatements of the prior periods to conform to EITF 00-10 were impractical because there was no system in place to capture this information in the past.

Supplementary Cash Flow Information

	For the Years Ended
		September 30,

	2002	2001	2000

Cash paid for interest	$25,407	$45,933	$31,890
Cash paid for income taxes	2,248	9,530	3,520
Supplemental non-cash transactions:
Class C Preferred Stock dividends	9,022	11,986	6,624
Class B Redeemable Preferred Stock dividend	2,000	2,000	500
Additional capital contribution dividends	3,505	4,338	—

Effective January 2001, Class C Preferred Stock and additional capital contribution accrue cash dividends at 10% per annum. The syndicated bank agreement, however, precludes the payment of cash dividends.

Income (Loss) Per Common Share

Income (loss) per common share has been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic income (loss) per common share is computed by dividing income (loss) available to common stockholders by the average number of common shares outstanding during each period. Income (loss) available to common stockholders represents reported net income less preferred dividends, accretion of redemption value for redeemable common stock and the excess of the repurchase price paid over the redemption value of redeemable common stock. Diluted income (loss) per common share reflects the potential dilution that could occur if dilutive securities and other contracts were exercised or converted into common stock or resulted in the issuance of common stock. The following table provides a reconciliation of income from continuing operations and sets forth the computation for basic and diluted income (loss) per share from continuing operations:

	For the Years Ended
		September 30,

	2002	2001	2000

Numerator for Basic and Diluted:
Income (loss) from continuing operations	$16,086	$(134,455)	$(80,783)
Preferred stock dividends	(11,022)	(13,986)	(8,624)
Additional capital contribution dividends	(3,505)	(4,338)	—
Contingent dividends payable	(4,161)	—	—

Loss from continuing operations available for common stockholders	$(2,602)	$(152,779)	$(89,407)

Denominator — Shares:
Weighted average common shares outstanding basic and diluted	62,074	59,824	59,824
Loss Per Common Share from Continuing Operations Available for Common Stockholders:
Basic and diluted	$(0.04)	$(2.55)	$(1.49)

A total of 4.3, 2.1 and 1.1 million potential shares from options were excluded from the computation of diluted earnings per share for fiscal years 2002, 2001 and 2000, respectively, due to their antidilutive effect.

Contingently payable dividends represent dividends that may potentially be payable to Savia if the Exchange Agreement described in Note 9 is not consummated. As part of this agreement, Savia agreed to forego dividends on Class C Preferred Stock and additional paid-in capital contributions effective July 1, 2002; however, such dividends would be payable if the exchange transaction is not completed and the agreement terminated. These dividends have not been accrued but are included in the calculation of earnings per share in order to present the most dilutive result. On a pro forma basis, had the exchange transaction been completed as of July 1, 2002, income available for common stockholders would have been $1,559 and the weighted average common shares outstanding would have been increased by 9,417 shares, resulting in income per common share available for common stockholders of $0.02.

Recent Accounting Pronouncements

SFAS No. 141, ''Business Combinations,’’ was effective for the company on July 1, 2001. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, ''Business Combinations,’’ and FASB Statement No. 38, ''Accounting for Preacquisition Contingencies of Purchased Enterprises.’’ All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.

SFAS No. 142, ''Goodwill and Other Intangible Assets,’’ was effective for the Company for fiscal years beginning after December 15, 2001, but was adopted early as of the beginning of fiscal year 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, ''Intangible Assets.’’ It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We have ceased the amortization of goodwill and other intangible assets due to our adoption of SFAS No. 142 and no impairment was required in fiscal year 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, is effective for fiscal years beginning after June 15, 2002 and requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Management has not yet determined the impact, if any, of the adoption of this standard on the financial position or results of operation of the Company.

In August 2001, FASB issued SFAS No. 144, ''Accounting for the Impairment or Disposal of Long-Lived Assets.’’ SFAS No. 144 supersedes SFAS No. 121 but retains many of its fundamental provisions. In addition, SFAS No. 144 expands the scope of discontinued operations to include more disposal transactions. We will adopt SFAS No. 144 as of October 1, 2002. We do not expect SFAS No. 144 to have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, ''Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections.’’ Among other things, SFAS No. 145 rescinds various pronouncements regarding extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, ''Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequent Occurring Events and Transactions’’ are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company believes this new standard will not have an impact on its business, consolidated financial position, results of operations or cash flow.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, ''Accounting for Costs Associated with Exit or Disposal Activities.’’ SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, ''Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).’’

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

On November 25, 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002.

Note 2 — Liquidity

As of September 30, 2000, we were not in compliance with certain covenants of our existing credit facility, which gave the lenders the right to accelerate payment of all amounts outstanding under the facility. In December 2000, the lenders granted a waiver with respect to these covenants that extended through April 30, 2001, at which time any defaults would once again arise. As we did not expect to be in compliance with our covenants once the waiver expired, all outstanding borrowings under the credit facility were classified as a current liability as of September 30, 2000. In connection with granting the waivers, the lenders agreed to reschedule principal payments within fiscal year 2001. The lenders also accelerated the final maturity of the term loan and the termination date for the revolving credit commitments to June 30, 2002 from June 30, 2004. We were obligated to deliver a financial plan through September 30, 2002, which detailed cash flow projections on a monthly basis as well as proposed alternatives for the refinancing of the credit facility or recapitalization of the company.

On May 31, 2001, our lenders agreed with the financial plan that we submitted and agreed to restructure our existing credit facility. Upon receipt of the amended credit agreement, long-term portions of borrowings were reclassified from current liabilities to long-term debt. Among other things, the amendment extended the final maturity of the credit facility from the previously agreed on date of June 30, 2002 to December 31, 2002, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings and revised covenant obligations. Interim principal obligations under the amendment included $16.0 million due in the fourth quarter of fiscal year 2001, $19.0 million, $4.0 million, $31.0 million and $9.0 million due in the first, second, third and fourth quarters of fiscal year 2002, respectively. All remaining amounts were due in the first quarter of fiscal year 2003.

In October 2001, we completed the sale of an office building in Seoul, South Korea, which generated net proceeds of approximately $20.0 million. We used $19.5 million of the proceeds to make the scheduled $19.0 million payment on the credit facility in October 2001. We also sold one of our non-core businesses in January 2002, which generated additional proceeds of approximately $17.6 million. We used $13.0 million of the proceeds to prepay our existing credit facility in January 2002 and utilized our operating cash flow to pay the remaining $18.0 million in June 2002.

We met all required principal and interest payments during fiscal years 2002 and 2001 and were in compliance with all of our financial covenants under the amended credit agreement at September 30, 2002. In October 2002, we paid an additional $5.0 million of principal as required by the amended credit agreement; however, as of December 31, 2002, we had not completed a refinancing transaction in order to pay the remaining balance of $224.7 million. The lenders agreed to temporarily extend the term of the credit facility and in January 2003, a formal amendment was executed. Among other things, the amendment extended the final maturity of the credit facility from the previously agreed on date of December 31, 2002 to December 31, 2003, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings and revised covenant obligations. Interim principal obligations under the amendment included $3.0 million and $9.5 million due in the third and fourth quarters of fiscal year 2003, respectively. The remaining outstanding amount totaling $212.2 million will be due in the first quarter of fiscal year 2004. Upon receipt of the amended credit agreement, long-term portions of borrowings were reclassified from current liabilities to long-term debt as of September 30, 2002.

Although not impacting current liquidity, the Company entered into an exchange agreement with its majority shareholder, Savia S.A. de C.V. as of July 1, 2002 to exchange all of its outstanding Seminis Class C Preferred Stock (including accrued PIK dividends) having a principal value of $120.2 million, additional paid-in capital (including accrued PIK dividends) of $46.7 million and accrued and unpaid cash dividends of $10.0 million into 37.7 million shares of Seminis Class A common stock. The remaining accrued and unpaid cash dividends on the Class C Preferred Stock of $15.0 million will remain due and payable and will be paid in cash by the Company in accordance with the terms of the exchange agreement. On July 3, 2002, the Company received an opinion from UBS Warburg that, as of such date, the number of shares of Class A common stock to be received by Savia in the exchange was fair from a financial point of view to the holders of the Company’s Class A common stock and Class B common stock (in each case other than Savia and its affiliates and other than holders of the Company’s Class B common stock that also hold shares of the Company’s Class B Redeemable preferred stock). The exchange agreement was approved by the Company’s Board of Directors on July 3, 2002 and was approved by our stockholders on September 26, 2002. Although the exchange agreement was approved by the Stockholders at the Annual Meeting, it is subject to customary closing conditions and approvals by creditors of Savia and the Company. At this time, all of the closing conditions and approvals have not been satisfied and therefore, the exchange has not been consummated. The Company may not complete all of the transactions contemplated under the exchange agreement until the conditions and approvals are obtained or waived, including the payment by the Company of the accrued and unpaid dividends on the Class B preferred stock and the consent of the lenders under the Company’s Syndicated Credit Facility.

In December 2002, Savia, Seminis’ majority stockholder, announced that it signed a letter of intent with Fox Paine & Company LLC under which Fox Paine and certain Savia related parties will acquire all the outstanding shares of Seminis, Inc. (See Note 16). The proposed transaction is subject to numerous conditions; however, if completed, such a change in control would require the credit facility to be paid in full. It is anticipated that such a transaction would be funded by financing arranged by Fox Paine.

Whereas we have met our obligations as well as covenant requirements under the amended credit facility through September 30, 2002, we must successfully execute a refinancing plan prior to December 31, 2003 in order to meet the final maturity of the facility. We will continue to pursue a refinancing plan, which may include negotiation of a new credit facility, and/or placement of new debt securities; however, there can be no assurances that we will be able to successfully complete the refinancing. Additionally, there can be no assurances that the Fox Paine transaction will be consummated. Failure to comply with existing covenants, which would make the Syndicated debt callable, or our inability to obtain adequate financing with reasonable terms prior to December 31, 2003 could have a material adverse impact on our business, results of operations or financial condition.

Note 3 — Global Restructuring and Optimization Plan

In February 2000, we announced a cost-saving initiative designed to streamline operations, increase utilization of facilities and improve efficiencies. The first phase of the initiative, which commenced in fiscal year 2000 and focused on North American operations, was completed by the end of fiscal year 2001. In June 2001, we commenced the second phase, which was targeted at our global operations and expanded the phase to cover additional headcount reductions and to consolidate our facilities in Holland. The key elements to the Global Restructuring and Optimization Plan involve:

• reorganizing our ten legacy seed companies into four geographical regions;

• selling or consolidating certain operation and production facilities;

• reducing headcount that results from the reorganization and from facility consolidation;

• rationalizing our product portfolio;

• implementing an advanced logistics management information system; and

• divesting non-strategic assets.

In connection with phase one of the Global Restructuring and Optimization Plan, we recorded pre-tax charges to operations of approximately $34.4 million for restructuring costs during fiscal year 2000 that included severance and other exit costs, inventory write-downs and costs associated with streamlining our products portfolio. Of this amount, $18.4 million was included in cost of goods sold for inventory write-downs. The remaining $16.0 million was included in selling, general and administrative expenses and consisted primarily of severance costs. The total phase one and initial phase two severance charges related to a planned 600-employee reduction worldwide in both operational and administrative groups.

As part of the implementation of the expanded second phase of our Global Restructuring and Optimization Plan, we recorded a pre-tax charge of $12.0 million in selling, general and administrative expenses in the third quarter of fiscal year 2001. This charge primarily related to severance and related costs resulting from an additional planned 250-employee reduction worldwide in both operational and administrative groups. In fiscal year 2001, we also recorded non-cash inventory write-downs of $58.2 million in cost of goods sold in order to comply with more stringent seed quality standards and to further rationalize our product portfolio from 6,000 to 4,000 varieties. We believe we have established adequate reserves for all of the remaining costs and expenses related to our Global Restructuring and Optimization Plan.

The remaining components of the restructuring accruals are as follows:

		Amounts	Balance at	Additional	Amounts	Balance at	Additional	Amounts	Balance at
	Charges	Incurred	September 30,	charges	Incurred	September 30,	Charges	Incurred	September 30,
	2000	2000	2000	2001	2001	2001	2002	2002	2002

Severance and related expenses	$14.0	$(1.8)	$12.2	$12.0	$(12.3)	$11.9	$—	$(8.6)	$3.3
Inventory write downs	18.4	(18.4)	—	58.2	(58.2)	—	—	—	—
Other	2.0	(2.0)	—	—	—	—	—	—	—

Total	$34.4	$(22.2)	$12.2	$70.2	$(70.5)	$11.9	$—	$(8.6)	$3.3

To date, there have been no material adjustments to amounts accrued under the plan. The remaining $3.3 million reserve balance is expected to be utilized in fiscal year 2003.

Note 4 — Inventories

Inventories consist of the following at September 30, 2002 and 2001:

	2002	2001

Seed	$238,448	$246,250
Unharvested crop growing costs	27,199	25,857
Supplies	6,880	7,576

Total net inventories	$272,527	$279,683

Inventories are presented net of reserves of $86,957 and $114,316 at September 30, 2002 and 2001, respectively. A non-recurring inventory write-down of approximately $58,200 was taken in fiscal year 2001 to rationalize the Company’s product portfolio and impose more stringent seed quality standards as part of the Global Restructuring and Optimization Plan.

Note 5 — Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30, 2002 and 2001:

	2002	2001

Land	$40,623	$42,383
Buildings and improvements	129,522	123,893
Machinery and equipment	61,478	67,518
Construction in progress	318	7,073

	231,941	240,867
Less: accumulated depreciation	(63,212)	(58,606)

	$168,729	$182,261

Note 6 — Intangible Assets

Intangible assets at September 30, 2002 and 2001 consist of the following and are net of accumulated amortization for the respective the respective fiscal years as parenthetically noted:

	2002	2001

Goodwill (net of $29,491 and $28,017)	$98,931	$93,082
Software costs (net of $20,697 and $14,603)	13,225	17,747
Trademarks (net of $7,772 and $6,980)	7,128	7,920
Germplasm (net of $71,431 and $64,044)	28,413	35,087
Other intangible assets (net of $12,847 and $10,109)	13,106	15,828

	$160,803	$169,664

Changes in the net carrying amount of goodwill for the year ended September 30, 2002, are as follows:

Amount

Balance as of September 30, 2001	$93,082
Goodwill acquired during the period	—
Impairment losses	—
Translation adjustments and other	5,849

Balance as of September 30, 2002	$98,931

Amortization expense on goodwill was $9,047 and $9,872 for the years ended September 30, 2001 and September 30, 2000, respectively.

As required by SFAS No. 142, the results for the prior years have not been restated. Had the Company accounted for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income and loss per share would have been as follows:

		Year Ended
	September 30,	September 30,	September 30,
(In thousands, except per share amounts)	2002	2001	2000

Reported net loss	$(2,602)	$(152,779)	$(89,407)
Goodwill amortization, net of tax	—	9,047	9,872

Adjusted net loss	$(2,602)	$(143,732)	$(79,535)

Basic and diluted loss per share:
As reported	$(0.04)	$(2.55)	$(1.49)
Goodwill amortization	—	.15	.16

Adjusted basic and diluted loss per share	$(0.04)	$(2.40)	$(1.33)

Note 7 — Accrued Liabilities

Accrued liabilities consist of the following at September 30, 2002 and 2001:

	2002	2001

Employee salaries and related benefits	$44,754	$34,504
Severance	3,269	11,936
Seedmen’s errors and omissions	4,072	3,595
Interest	412	1,184
Savia dividends	25,008	12,500
Income taxes payable	3,236	1,820
Other	17,873	23,630

	$98,624	$89,169

Note 8 — Long-Term Debt

Long-term debt consists of the following at September 30, 2002 and 2001:

	2002	2001

Syndicated credit agreement borrowings	$229,732	$293,200
South Korean borrowings due in annual installments through 2007	1,738	1,956
GE Capital borrowings	14,174	16,077
Other borrowings	4,358	5,192

	250,002	316,425
Less current portion	(21,709)	(67,527)

	$228,293	$248,898

Other borrowings consist of various domestic and foreign, government and non-government loans of less than $1,500 each, bearing interest annually at average rates of 8.79% through 2013 and 8.5% through 2007 for fiscal years 2002 and 2001, respectively.

As of September 30, 2002, long-term debt maturities are as follows:

Year Ending
September 30

2003	$21,709
2004	214,930
2005	2,713
2006	2,719
2007	2,397
Thereafter	5,534

$250,002

In July 1999, the Company entered into a new credit agreement with Bank of Montreal and Harris Trust and Savings Bank providing for a $350,000 credit facility. The Company used a portion of the net proceeds of its initial public offering (Note 10) and funds available under the new credit facility to pay loan origination fees and repay indebtedness under its previous credit agreement. The Company’s $350,000 credit facility consists of a term loan in the amount of $200,000 and a revolving line of credit in the amount of $150,000. The term loan required semi-annual payments, with the remaining balance due and the revolving line of credit originally maturing on June 30, 2004.

The July 1999 agreement contains a number of financial covenants, including net worth and indebtedness tests and limitations on its ability to make acquisitions, transfer or sell assets, create liens, pay dividends, enter into transactions with its affiliates or enter into a merger, consolidation or sale of substantially all of its assets. The agreement is secured by the intellectual property of Seminis and 100% of the shares of Seminis Vegetable Seeds, Inc., a wholly owned subsidiary of Seminis, Inc. and shares of some other international subsidiaries. The credit agreement provides for events of default typical of facilities of its type, as well as an event of default if Pulsar Internacional, S.A. de C.V., together with its affiliates, which includes Savia, fails to hold a majority of the board of directors or direct management of the Company or control at least 51% of the voting rights of the Company.

In June 2000, the Company amended its credit agreement to provide for more relaxed financial covenant ratios as well as to allow for the needed expenses related to the Global Restructuring and Optimization Plan. The Company also entered into a security agreement with the lenders that collateralized certain receivables, general intangibles and inventory.

As of September 30, 2000, we were not in compliance with certain covenants of our existing credit facility, which gave the lenders the right to accelerate payment of all amounts outstanding under the facility. In December 2000, the lenders granted a waiver with respect to these covenants that extended through April 30, 2001, at which time any defaults would once again arise. As we did not expect to be in compliance with our covenants once the waiver expired, all outstanding borrowings under the credit facility were classified as a current liability as of September 30, 2000. In connection with granting the waivers, the lenders agreed to reschedule principal payments within fiscal year 2001. The lenders also accelerated the final maturity of the term loan and the termination date for the revolving credit commitments to June 30, 2002 from June 30, 2004. We were obligated to deliver a financial plan through September 30, 2002, which detailed cash flow projections on a monthly basis as well as proposed alternatives for the refinancing of the credit facility or recapitalization of the company.

On May 31, 2001, our lenders agreed with the financial plan that we submitted and agreed to restructure our existing credit facility. Upon receipt of the amended credit agreement, long-term portions of borrowings were reclassified from current liabilities to long-term debt. Among other things, the amendment extended the final maturity of the credit facility from the previously agreed on date of June 30, 2002 to December 31, 2002, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings and revised covenant obligations. Interim principal obligations under the amendment included $16.0 million due in the fourth quarter of fiscal year 2001, $19.0 million, $4.0 million, $31.0 million and $9.0 million due in the first, second, third and fourth quarters of fiscal year 2002, respectively. All remaining amounts were due in the first quarter of fiscal year 2003.

In October 2001, we completed the sale of an office building in Seoul, South Korea, which generated net proceeds of approximately $20.0 million. We used $19.5 million of the proceeds to make the scheduled $19.0 million payment on the credit facility in October 2001. We also sold one of our non-core businesses in January 2002, which generated additional proceeds of approximately $17.6 million. We used $13.0 million of the proceeds to prepay our existing credit facility in January 2002 and utilized our operating cash flow to pay the remaining $18.0 million in June 2002.

We met all required principal and interest payments during fiscal years 2002 and 2001 and were in compliance with all of our financial covenants under the amended credit agreement at September 30, 2002. In October 2002, we paid an additional $5.0 million of principal as required by the amended credit agreement; however, as of December 31, 2002, we had not completed a refinancing transaction in order to pay the remaining balance of $224.7 million. The lenders agreed to temporarily extend the term of the credit facility and in January 2003, a formal amendment was executed. Among other things, the amendment extended the final maturity of the credit facility from the previously agreed on date of December 31, 2002 to December 31, 2003, revised principal payment dates under the term loan, instituted a new grid pricing formula based on the greater of the sum of the base rate and 3.5 % or an interest rate that ranges from 9.0% to 10.25% to determine interest on borrowings and revised covenant obligations. Interim principal obligations under the amendment included $3.0 million and $9.5 million due in the third and fourth quarters of fiscal year 2003, respectively. The remaining outstanding amount totaling $212.2 million will be due in the first quarter of fiscal year 2004. Upon receipt of the amended credit agreement, long-term portions of borrowings were reclassified from current liabilities to long-term debt as of September 30, 2002.

Loan origination fees of $3,611 were capitalized in fiscal year 1999 in connection with the July 1999 credit agreement, $2,222 were capitalized in fiscal year 2000 in connection with the amended credit agreement and $2,985 were capitalized in fiscal year 2001 in connection with the May 2001 amended credit agreement. The fees are being amortized to interest expense over the life of the agreement that expired on December 31, 2002. Fees related to the fifth amendment will be amortized over the life of the agreement, which will expire on December 31, 2003. Interest expense includes amortization of loan origination fees of $4,354, $3,075 and $843 in fiscal years 2002, 2001 and 2000, respectively.

For the fiscal year ended September 30, 2002, 2001 and 2000, the Company incurred interest at a weighted-average rate of 8.90%, 11.19% and 8.70% per annum, respectively.

Note 9 — Capital Stock and Mandatorily Redeemable Equity Securities

Recapitalization

In January 1999, the Board of Directors of Seminis, Inc., an Illinois corporation, authorized the reincorporation of the Company in Delaware. In conjunction with the reincorporation the holders of certain securities agreed to a plan for the recapitalization of the Company (the “Recapitalization”) to occur concurrently. The Recapitalization was effective June 18, 1999 and provided for the exchange of shares of the Illinois corporation for shares of the Delaware corporation as follows: (i) all preferred stock was exchanged for like preferred stock; (ii) all 6,772 shares of Class B Redeemable Common Stock (“Old Class B Redeemable Common Stock”) were converted into one-half the number of such shares of Class B Common Stock; (iii) all Class A Common Stock was exchanged for one-half the number of such shares of Class B Common Stock; and (iv) all options to purchase Class C Common Stock were exchanged for options to purchase Class A Common Stock. Immediately following the Recapitalization, the Company paid a 1-for-1 stock dividend to all holders of Class B Common Stock.

Initial Public Offering

In July 1999, the Company completed an initial public offering of 13,750 shares of Class A Common Stock at an initial offering price of $15.00 per share, raising net proceeds of $191,700. The Company used the net proceeds of the offering and funds available under the new July 1999 credit facility to pay loan origination fees, repay indebtedness under the April 1999 credit agreement and $7,700 of a $20,000 intercompany advance from Savia. The remaining $12,300 of the intercompany advance was converted into 1.2 shares of Class C Preferred Stock.

Class A and B Redeemable Preferred Stock

On October 1, 1995, the Company acquired Petoseed Co., Inc. (“Petoseed”) through a tax-free merger (the “Merger”) with George J. Ball, Inc. (“Ball”). As part of the transaction, Seminis issued 25 shares of Class A Redeemable Preferred Stock to the stockholders of Ball. Upon the completion of the Company’s initial public offering in July 1999, each share of Class A Redeemable Preferred Stock automatically converted into one share of Class B Redeemable Preferred Stock.

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

The redemption price of the Old Class B Redeemable Common Stock accreted at an annual rate of approximately 6%. The redemption price was $7.48 per share on the June 18, 1999 conversion date.

Class A Common Stock

The Company is authorized to issue up to 211,000 shares of Class A Common Stock. Upon completion of the Company’s initial public offering in July 1999, the Company issued 13,750 shares of Class A Common Stock. In addition, 4,677 shares were reserved for issuance of stock options. Class A Common Stock is entitled to one vote per share.

Class B Common Stock

Following the Ball Merger, Savia owned all 30,000 outstanding shares of the Company’s Class B Common Stock. During fiscal year 1998, the Company issued 7,386 shares of Class B Common Stock for cash in the amount of $138,200. The share price of $18.71 was based on the fair market value of the Company at the time of the transaction.

In February 1999, the Company converted its convertible subordinated debt due Savia of $35,857 into 1,916 shares of Class B Common Stock at $18.71 per share. As part of the Company’s recapitalization in June 1999, 6,772 shares of Old Class B Redeemable Common Stock were effectively converted into the same number of shares of Class B Common Stock. Holders of the Class B Common Stock are entitled to three votes per share.

In the fourth quarter of fiscal year 2001, 706 shares of Class B Common Stock were converted to Class A Common Stock and in the second quarter of fiscal year 2000, 226 shares of Class B Common Stock were converted to Class A Common Stock.

Class C Preferred Stock

The Company is authorized to issue up to 14 shares of its Class C Preferred Stock. In December 1998, Savia made an equity investment in Seminis of $10,000 in exchange for 1 share of Class C Preferred Stock to finance the purchase of shares of Hungnong, which Seminis was obligated to purchase from the minority shareholders. In March 1999, Savia made an additional equity investment in Seminis of $20,000 in exchange for 2 shares of Class C Preferred Stock to finance working capital requirements. In July 1999, the Company converted $12,300 of an intercompany advance from Savia into 1.2 shares of Class C Preferred Stock. In April, May and June 2000, the company converted $22,000, $14,000 and $6,000, respectively, of intercompany advances from Savia into 2.2 shares, 1.4 shares and .6 shares of Class C Preferred Stock. In August and September 2000, Savia made additional equity investments of $10,000 and $14,000, respectively, in exchange for 1.0 shares and 1.4 shares of Class C Preferred Stock.

Shares of Class C Preferred Stock have no voting rights and are redeemable at the option of the Company. Dividends accrue cumulatively at the rate of 10% per year and are payable quarterly. Dividends payable through January 2001 are payable by issuing additional fully paid and non-assessable shares of Class C Preferred Stock. Subsequently, the dividends are part of the accrued liabilities.

The liquidation value of Class C Preferred Stock at September 30, 2002 and 2001, included $18,011 and $8,989, respectively, of accrued cash dividends classified in accrued liabilities.

Additional Capital Contributions

In October and November 2000, the Company received additional capital contributions of $31.9 million and $14.0 million, respectively, from Savia to finance additional working capital requirements. Dividends were accrued at the rate of 10% per year.

On October 1, 2002 the Board of Directors approved the conversion of the Savia additional capital contribution and the associated paid in kind dividends that totaled $46.7 million to be converted to 4.67 shares of Class C Preferred Stock. Concurrently, the Board also adopted a resolution authorizing and directing an increase in the number of shares designated as Class C Redeemable PIK Preferred Stock from 14.4 shares to 16.7 shares.

Exchange Transaction

The Company entered into an exchange agreement with its majority shareholder, Savia S.A. de C.V. as of July 1, 2002 to exchange all of its outstanding Seminis Class C Preferred Stock (including accrued PIK dividends) having a principal value of $120.2 million, additional paid-in capital (including accrued PIK dividends) of $46.7 million and accrued and unpaid cash dividends of $10.0 million into 37.7 million shares of Seminis Class A common stock. The remaining accrued and unpaid cash dividends on the Class C Preferred Stock of $15.0 million will remain due and payable and will be paid in cash by the Company in accordance with the terms of the exchange agreement. On July 3, 2002, the Company received an opinion from UBS Warburg that, as of such date, the number of shares of Class A common stock to be received by Savia in the exchange was fair from a financial point of view to the holders of the Company’s Class A common stock and Class B common stock (in each case other than Savia and its affiliates and other than holders of the Company’s Class B common stock that also hold shares of the Company’s Class B Redeemable preferred stock). The exchange agreement was approved by the Company’s Board of Directors on July 3, 2002 and was approved by our stockholders on September 26, 2002. Although the exchange agreement was approved by the Stockholders at the Annual Meeting, it is subject to customary closing conditions and approvals by creditors of Savia and the Company. At this time, all of the closing conditions and approvals have not been satisfied and therefore, the exchange has not been consummated. The Company may not complete all of the transactions contemplated under the exchange agreement until the conditions and approvals are obtained or waived, including the payment by the Company of the accrued and unpaid dividends on the Class B preferred stock and the consent of the lenders under the Company’s Syndicated Credit Facility.

Note 10 — Income Taxes

Income (loss) from continuing operations before income taxes consists of the following:

	2002	2001	2000

U.S. operations	$(9,952)	$(98,826)	$(90,311)
Foreign operations	28,507	4,346	(15,026)

	$18,555	$(94,480)	$(105,337)

The expense (benefit) for income taxes consists of the following:

	2002	2001	2000

Current:
Federal	$(5,909)	$—	$—
State	(441)	125	806
Foreign	9,085	6,336	12,099

	2,735	6,461	12,905

Deferred:
Federal	2,065	23,355	(32,466)
State	179	2,702	(2,824)
Foreign	(2,510)	7,457	(2,169)

	(266)	33,514	(37,459)

	$2,469	$39,975	$(24,554)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2002 and 2001 are as follows:

	2002	2001

Deferred tax assets:
Accounts receivable	$2,887	$2,626
Inventories	13,644	23,411
Other accruals	6,546	12,338
Net operating loss and foreign tax credit carryforwards	58,864	59,135

Total deferred tax assets	81,941	97,510
Valuation allowances and reserves	(57,060)	(62,769)

Net deferred tax assets	24,881	34,741

Deferred tax liabilities:
Fixed and intangible assets	(19,183)	(28,640)
Accrued taxes on undistributed foreign earnings	(21,451)	(21,837)

Total deferred tax liabilities	(40,634)	(50,477)

	$(15,753)	$(15,736)

Based upon an assessment of the net deferred tax assets in the United States and foreign jurisdictions, an increase in valuation allowance on the remaining deferred tax assets in the United States and the Netherlands was considered necessary during fiscal year 2001.

The valuation allowance for deferred tax assets as of September 30, 2002 and 2001 was $57,060 and $62,769, respectively. The net change in the total valuation allowance for the years ended September 30, 2002 and 2001 was a decrease of $5,709 and an increase of $44,168, respectively. The decrease in 2002 consisted of partial utilization of NOLs in the Netherlands which had been fully reserved, utilization of a fully reserved NOL carryback in the United States based on a change in the tax law, offset by additional losses generated in the United States for which no benefit was recorded.

The Company’s tax asset of $58,864 for net operating loss and foreign tax credit carryforwards include appropriate balances relating to a Netherlands net operating loss carryforward of $28,894 that has an indefinite life and a United States net operating loss carryforward of $83,971 which will expire in 2020 and 2022.

To address cash flow needs in the United States, the repatriation strategy for earnings in Korea was changed during fiscal year 2001. Accordingly, United States tax was recorded for previously undistributed Korean earnings. The earnings for certain other foreign subsidiaries will only be repatriated to the United States to the extent the foreign taxes can be utilized as foreign tax credits against federal taxes.

The expense (benefit) for income taxes varies from income taxes based on the federal statutory rate as follows:

	2002	2001	2000

Income tax (benefit) at statutory Federal rate	$6,494	$(33,068)	$(36,868)
State and local income tax (benefit), net of Federal income tax effect	170	(168)	(1,312)
Research and other tax credits	(724)	(1,064)	(1,358)
Repatriated foreign earnings	—	23,739	—
Foreign earnings taxed at different rates	2,599	4,385	(2,051)
Net increase (decrease) in valuation allowances and reserves	(5,709)	44,168	11,521
Goodwill amortization	—	3,194	3,558
Other	(361)	(1,211)	1,956

	$2,469	$39,975	$(24,554)

Note 11 — Employee Benefits

Pension and Retirement Plans

U.S. Plans. The Company maintains a Company-sponsored defined contribution savings plan covering eligible employees. Company contributions are based on a percentage of employee contributions and on employee salaries. Company contributions totaled $1,576, $2,428 and $2,499 in fiscal years 2002, 2001 and 2000, respectively. The Company also maintains a qualified profit sharing plan. Annual contributions are made at the discretion of the Company’s board of directors and totaled $514, $566 and $440 in fiscal years 2002, 2001 and 2000, respectively.

Foreign Plans. In accordance with the local statutory requirements, the Company sponsors retirement and severance plans at several of its foreign locations. The Company has an accrual of $19,740 at September 30, 2002 and $11,531 at September 30, 2001 for anticipated payments to be made to foreign employees upon retirement or termination. The accrual in fiscal year 2002 included a $7,176 equity adjustment for minimum pension liability in Holland.

The Company provides a defined-benefit pension plan in the Netherlands (the “Netherlands Plan”) as required by statute. The following provides a reconciliation of the benefit obligation, plan assets and funded status of the Netherlands Plan as of September 30, 2002 and 2001.

	2002	2001

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$41,679	$34,193
Service cost	2,204	1,393
Interest cost	2,450	2,265
Actuarial loss	315	3,019
Benefits paid	(942)	(844)
Plan participant contributions	166	—
Curtailment	(1,729)	—
Translation difference	3,245	1,653

Projected benefit obligation at end of year	47,388	41,679

Change in plan assets:
Fair value of plan assets at beginning of year	34,143	31,978
Actual return on plan assets	1,903	671
Contributions	1,835	1,035
Benefits paid	(942)	(844)
Translation difference	2,379	1,303

Fair value of plan assets at end of year	39,318	34,143

Funded status of plan	(8,070)	(7,536)
Unrecognized net loss	12,345	10,981
Unrecognized prior service cost	(1,946)	(3,322)

Prepaid pension asset	$2,329	$123

The components of net pension expense of the Netherlands Plan, based on the most recent valuation dates, are as follows:

	2002	2001	2000

Service cost	$2,204	$1,393	$1,509
Interest cost	2,450	2,265	1,752
Actual gain on plan assets	(1,781)	(649)	(960)
Net amortization and deferral	(2,811)	(1,294)	(1,256)

	$62	$1,715	$1,045

Assumptions used in the above calculations are as follows:

	2002	2001	2000

Weighted-average discount rate	5.5%	6.0%	6.3%
Rate of future compensation increases	5.8	5.5	5.5
Long-term rate of return on plan assets	8.0	8.0	8.0

Stock Option Plan

In 1998, the Company adopted the Seminis 1998 Stock Option Plan (the “Stock Option Plan”) under which key employees and board of director members may be granted options to purchase shares of the Company’s authorized and issued Class A Common Stock. The board of directors reserved 3,677 shares for issuance under the plan. On September 26, 2002, during the annual meeting of stockholders, the stockholders approved an amendment to the Seminis, Inc. 1998 Stock Option Plan to increase the number of shares that may be granted under the Plan from 3,677 shares to 4,677 shares. In July 1998, the Board of Directors awarded options to acquire 267 shares by plan participants. During October 1999 and August 2000, 520 options and 432 options were issued at $7.63 and $1.56 per share, respectively. During October 2000 and August 2001, 513 options and 950 options were issued at $1.36 and $1.18 per share, respectively. During April 2002, 2,562 options were issued at $1.28 per share. Under the Stock Option Plan, the option exercise price is equal to fair market value at the date of grant.

Options currently expire no later than ten years from the grant date and generally vest over four years. Proceeds received by the Company from exercises will be credited to common stock and additional paid-in capital.

Stock option plan activity during the three years ended September 30, 2002 was as follows:

	Available Number	Outstanding Number	Weighted Average
	of Shares	of Shares	Exercise Price

September 30, 1999	3,410	267	—
Grants	(952)	952	4.87
Exercises	—	—	—
Cancellations	135	(135)	13.02

September 30, 2000	2,593	1,084

Grants	(1,462)	1,462	1.24
Exercises	—	—	—
Cancellations	434	(434)	7.11

September 30, 2001	1,565	2,112

Additional authorized A shares	1,000	—	—
Grants	(2,562)	2,562	1.28
Exercises	4	(4)	1.33
Cancellations	248	(248)	3.83

September 30, 2002	255	4,422

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Number		Number
	Outstanding		Exercisable
	as of	Remaining	as of
Exercise Price	9/30/02	Contractual Life	9/30/02

$1.28	2,562	9.50 years	0
1.18	872	8.92 years	218
1.36	374	8.04 years	94
1.56	257	7.92 years	129
7.63	267	7.04 years	134
18.71	90	5.75 years	90

	4,422		665

Pro forma information regarding net income is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted under the fair market value method of that statement. The weighted average fair value of options granted in fiscal year 2000 was $2.80 per share using the Black-Scholes option pricing model, assuming a weighted average risk-free interest rate of 6.03%, an expected life of five years and no projected dividend yields. Stock price volatility was 55% and 100% for the October 1999 and August 2000 grants, respectively. The weighted average fair value of options granted in fiscal year 2001 was $0.96 per share using the Black-Scholes options pricing model, assuming a weighted average risk-free interest rate of 5.04%, an expected life of five years and no projected dividend yields. The weighted average fair value of options granted in fiscal year 2002 was $0.98 per share using the Black-Scholes options pricing model, assuming a weighted average risk-free interest rate of 4.59%, an expected life of five years and no projected dividend yields. Stock price volatility was 100% for the October 2000, August 2001 and April 2002 grants.

For purposes of pro forma disclosures, the estimated fair market value of the options is amortized to expense over the options’ vesting periods. Stock-based compensation costs determined under the fair value method would have decreased net income by $769 ($0.01 per share) for the year ended September 30, 2002, and increased net loss by $622 ($0.01 per share) and $795 ($0.01 per share) for the years ended September 30, 2001 and 2000, respectively.

Stock Award Plan

During the quarter ended June 29, 2001, the Company adopted a stock award plan that was approved by the shareholders on September 26, 2002. Certain key executives were awarded with Company shares that vest after meeting certain quarterly performance criteria over 18 months. Upon meeting each quarterly goal, the shares awarded were immediately vested. Total number of shares eligible to be awarded under this plan is 4.8 million. Performance targets were met, which resulted in an accrual of approximately $7.3 million and $2.6 million recorded in selling, general and administrative expenses based on current market value of Common Stock at the date the award was earned in fiscal year 2002 and 2001, respectively.

Note 12 — Commitments and Contingencies

Leases

The Company leases land, buildings, machinery and equipment under operating leases. Rental expenses aggregated approximately $7,579, $9,461 and $11,973 in fiscal years 2002, 2001 and 2000, respectively.

Minimum annual lease commitments under non-cancelable operating leases at September 30, 2002 are as follows:

Year Ending September 30,

2003	$5,102
2004	3,854
2005	2,557
2006	1,215
2007	474
Thereafter	254

$13,456

Contingencies

The Company has been named as a defendant in various lawsuits arising out of alleged seedmen’s errors and omissions. The Company maintains third-party seedmen’s errors and omissions insurance covering these types of claims, thus policies are subject to annual renewal and revisions and house deductibles and coverage limits. An accrual for management’s estimate of exposure related to such claims has been recorded in the financial statements and is disclosed in Note 7. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Historically, resolution of asserted claims has been in line with management’s expectations.

Note 13 — Geographic Information

The Company operates principally in one business segment consisting of the development, production and marketing of vegetable and fruit seeds. Revenues derived from sales to external customers attributed to the Company’s country of domicile, to individual countries representing more than 10% of the Company’s consolidated net sales and to all other foreign countries in total are summarized as follows:

	2002	2001	2000

Net sales:
United States	$144,295	$140,016	$138,774
Italy	38,368	37,933	41,789
South Korea	45,383	56,583	60,732
Spain	28,492	25,717	28,153
Mexico	28,245	27,809	22,578
Other foreign	167,824	161,837	182,419

Consolidated net sales	$452,607	$449,895	$474,445

Long-lived assets other than financial instruments and deferred tax assets located in the Company’s country of domicile, located in individual foreign countries representing more than 10% of the Company’s consolidated long-lived assets and located in all other foreign countries in total in which the Company holds assets are summarized as follows:

	2002	2001

Long-lived assets:
United States	$138,814	$159,169
The Netherlands	29,191	32,724
South Korea	142,595	125,608
Other foreign	37,323	50,111

Consolidated long-lived assets	$347,923	$367,612

Note 14 — Related Parties

Balances and transactions with related parties included in the consolidated financial statements are as follows:

Pursuant to an agreement between our company and Bionova, a biotechnology and fresh produce company and a majority owned subsidiary of Savia, we paid Bionova for access to the results of Bionova’s biotechnology research. This agreement was terminated during the third quarter of fiscal year 2002. Research and development expenses included $662, $2,255 and $2,500 in fiscal year 2002, 2001 and 2000, respectively, in biotechnology research fees.

In fiscal year 2002 and 2001, we had sales of $793 and $944, respectively, to Agrobionova, an affiliate of Savia and a receivable of $355 and $617 at September 30, 2002 and 2001, respectively. We also had sales of $296 to Bionova in fiscal year 2001 and a corresponding receivable of $296 at September 30, 2001.

We have issued 10,830 shares of our Class C preferred stock to Savia for a total purchase price of $108.3 million. These shares accrue dividends quarterly at a rate of 10.0% per year. In October and November 2000, we received an additional $31.9 million and $14.0 million, respectively, of capital contributions from Savia. We have agreed to pay dividends on these contributions at the same rate as the Class C preferred stock. Through July 1, 2002, there were $25.0 million of accrued and unpaid dividends on the outstanding Class C preferred stock and additional capital contributions. We have also paid dividends of $12.7 million in the form of additional shares on the Class C preferred stock, which are classified as additional paid in capital.

On October 1, 2002 the Board of Directors approved the conversion of the Savia additional capital contribution and the associated paid in kind dividends that totaled $46.7 million to be converted to 4.67 shares of Class C Preferred Stock. Concurrently, the Board also adopted a resolution authorizing and directing an increase in the number of shares designated as Class C Redeemable PIK Preferred Stock from 14.4 shares to 16.7 shares.

Note 15 — Quarterly Financial Data (Unaudited)

The seed business is highly seasonal. Generally, net sales are highest in the second fiscal quarter due to increased demand from northern hemisphere growers who plant seed in the early spring. Seminis recorded 33.7% of its fiscal year 2002 and 2001 net sales, during its second fiscal quarter. Seminis’ results in any particular quarter should not be considered indicative of those to be expected for a full year.

The following table sets forth results of operations data for the last eight fiscal quarters.

				Quarter Ended

		Fiscal Year 2002				Fiscal Year 2001

	Dec. 28,	Mar. 29,	Jun. 28,	Sep. 30,	Dec. 29,	Mar. 30,	Jun. 29,	Sep. 30,

Net sales	$80,079	$152,309	$106,564	$113,655	$81,233	$151,514	$106,445	$110,703
Gross profit	49,793	95,851	64,983	70,088	48,271	92,155	10,238	67,164
Net income (loss) from continuing operations	(19,311)	25,654	4,264	5,479	(16,837)	4,879	(107,090)	(15,407)
Income (loss) from continuing operations
available for common stockholders	(23,880)	20,993	(396)	681	(21,086)	216	(111,750)	(20,159)
Income (loss) from continuing operations available for common stockholders per common share, basic and diluted	(0.40)	0.34	(0.01)	0.01	(0.35)	—	(1.87)	(0.33)

Note 16 — Subsequent Event

On December 13, 2002, Savia, S.A. de C.V., Seminis’ majority stockholder, announced that it signed a letter of intent with Fox Paine & Company, LLC, a San Francisco based private equity firm, under which Fox Paine and certain Savia related parties will acquire all of the outstanding shares of Seminis, Inc. In response to the proposed transaction, the Company formed a special committee of the independent directors to evaluate the proposed transaction and its fairness and to make a recommendation to the full Board of Directors. The proposed transaction is subject to certain conditions, including the satisfactory completion of a review of the business and financial condition of Seminis by Fox Paine, the negotiation of definitive agreements covering the transactions contemplated under the letter of intent, the refinancing and incurrence of additional indebtedness of Seminis, the acquisition of the Seminis shares held by the public, the approval of the bank lenders of both Savia and its controlling stockholders, the obtaining of regulatory approvals, the approval of the Board of Directors of Seminis and Savia and the approval of the stockholders of Seminis and Savia.

On December 17, 2002 and January 4, 2003, four purported class action lawsuits were filed relating to the above-described transaction. Three of these actions — Garry Firth v. Alfonso Romo Garza, et al., Civil Action No. 20085, Boris Pozniak v. Alfonso Romo Garza, et al., Civil Action No. 20097 and Pablo Herranz v. Seminis, Inc., et al., Civil Action No. 20105 — were filed in the Delaware Court of Chancery (New Castle County), while the fourth, Mark Rosales v. Seminis, Inc., Case No. CIV216255, was filed in California Superior Court (Ventura County). The Firth, Pozniak and Herranz complaints name as defendants Savia S.A. de C.V. (“Savia”) and Seminis, Inc. (“Seminis”), along with Seminis’ directors. The Rosales complaint names as a defendant Seminis and its directors. All four complaints purport to be brought on behalf of Seminis common stockholders or their successors. All four complaints allege that the above-described transaction, if consummated, would provide insufficient consideration to Seminis common stockholders and allege that the defendants breached their fiduciary duties in connection with the transaction. The complaints seek a preliminary and permanent injunction to enjoin the transaction and, in the event the transaction is consummated, rescission and damages. The defendants will vigorously defend these actions.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions					Foreign Currency
	Beginning of	Charged to					Translation	Balance at
	Year	Operations	Deductions	Acquisitions	Reclassification		Adjustments	End of Year

Allowance for Doubtful Accounts
Year Ending September 30, 2000	14,838,000	4,886,000	(5,152,000)	—	—		(394,000)	14,178,000
Year Ending September 30, 2001	14,178,000	5,482,000	(6,461,000)	—	(385,000)		(720,000)	12,094,000
Year Ending September 30, 2002	12,094,000	2,401,000	(2,348,000)	—	—		197,000	12,344,000
Inventory Reserve
Year Ending September 30, 2000	42,161,000	58,948,000	(16,085,000)	—	11,408,000	(a)	(1,792,000)	94,640,000
Year Ending September 30, 2001	94,640,000	73,851,000	(52,766,000)	—	—		(1,409,000)	114,316,000
Year Ending September 30, 2002	114,316,000	16,937,000	(47,344,000)	—	1,113,000		1,935,000	86,957,000

(a)	Amount primarily related to reserve reclassification of non-valued (obsolete) seed from a net inventory presentation in fiscal years 1998 and 1999, to a gross inventory presentation in fiscal years 2000 and 2001.

S-1