Form 10-K/A
period 2002-09-30
SEMINIS INC
filed 2003-01-28
CIK 1078259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of Seminis, Inc. as of December 17, 2002 was approximately $47.8 million.

The number of shares outstanding of the registrant’s Class A Common Stock, par value $0.01 per share and Class B Common Stock, par value $0.01 per share, as of January 24, 2003 was 18,944,461 and 45,142,508 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None

This Amendment No. 1 to the Annual Report on Form 10-K of Seminis, Inc. (the “Company”) amends and restates in their entirety Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on January 14, 2003 (the “Form 10-K”). Capitalized terms used herein and not otherwise defined shall have the meaning assigned to such terms in the Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors with Terms Expiring in 2003

Bernardo Jimenez Barrera, age 48, has been a Director of Seminis since October 1995. He has also been a Director of Savia and Chief Financial Officer of Savia since April 2000 and Chairman of the Board and Chief Executive Officer of Bionova since October 1996.

Dr. Peter Davis, age 58, is President of the Family Business Group Inc., a consulting firm specializing in strategy for closely-held corporations. He is also a member of the Board of Directors of Mendel Biotechnology Inc., Kosan Biosciences Inc., Lutron Electronics Inc., C.H. Werfen (Switzerland) and CELSA S.A.(Spain). From 1994 to 2000, Dr. Davis served as an independent consultant on mergers, acquisitions and start-ups of biotech companies involved in human health and agriculture. From 1975 to 1993, Dr. Davis was a member of the faculty and staff of the Wharton School of the University of Pennsylvania. From 1980 to 1985, Dr. Davis was Director of Wharton’s Applied Research Center, and from 1985 to 1988, he served as Director of Executive Education. Dr. Davis has a Ph.D. in Operations Research from the Wharton School, a M.Sc. in Operations Research from the London School of Economics and a M.A. in Physics from Cambridge University.

Dr. Roger Beachy, age 57, has been a Director of Seminis since May 2000. He has been the President and Director of Donald Danforth Plant Science Center since January 1999; has been an Adjunct Professor of the Department of Biology of the Peking University, Beijing, China since 1994; and was Professor and Scripps Family Chair Head, Division of Plant Biology and Co-Director, International Laboratory for Tropical Agricultural Biotechnology, The Scripps Research Institute, La Jolla, California, from June 1991 to January 1999. Dr. Beachy is also a director of Midwest Bank Centre.

Dr. Eli Shlifer, age 71, has been a Director of Seminis since January 1997. He is self-employed and has been a consultant for Pulsar for more than five years. Dr. Shlifer is a Director of Bionova.

Directors with Terms Expiring in 2004

Frank J. Pipp, age 76, has been a Director of Seminis since December 1995. He was a former consultant and Group Vice President of Xerox Corporation; is currently a Director of Advanced Hi-Tech, Inc., Optical Dynamics, Corp. and Nypro, Inc.

Christopher J. Steffen, age 60, has been a Director of Seminis since January 1997. He has been a business consultant since December 1996 and he was the Vice Chairman and a director of Citicorp, N.A., predecessor to CitiGroup, N.A. and its principal subsidiary, Citibank, N.A., from May 1993 to December 1996.

Adrian Rodriguez Macedo, age 52, has been a Director of Seminis since January 2001. He has been the Managing Director of Monterrey Capital Partners, an investment fund, since September 2000 and the Chairman of Vectodivisas, a money exchange office, since 1994.

Mateo Mazal Beja, age 51, has been a Director of Seminis since January 2002. He has also been a Director of Savia since 1985; was the Corporate Director of Marketing of Savia from 1995 to 2001, and has been the Corporate Director of Marketing and Human Resources of Savia since 2001.

Directors with terms expiring in 2005

Alfonso Romo Garza, age 51, has been the Chairman of the Board of Seminis since October 1995 and Chief Executive Officer of Seminis since January 1, 2000. Mr. Romo has been Chairman of the Board of Pulsar Internacional, S.A. de C.V., a private holding company and an affiliate of Seminis, since 1984. Mr. Romo has also been the Chairman of the Board and Chief Executive Officer of Savia, a holding company and our majority stockholder, since 1988, and the Chairman of the Board of Seguros Comercial America,

S.A. de C.V., since 1989. Mr. Romo is also a director of Cementos Mexicanos, S.A. de C.V. and Gruma S.A. de C.V.

Jose Manuel Garcia Garcia, age 50, has been a director of Seminis since January 2001. He is also a Director of Savia and was Chief Operating Officer of Savia’s Packaging Division from 1989 to 2001. Mr. Garcia has been the Director of Special Development at Savia since 2001.

Eugenio Najera Solorzano, age 54, has been a Director of Seminis since May 1998. Mr. Najera has been President and Chief Operating Officer of Seminis since August 2000. Mr. Najera was in charge of new business development at Savia from August 1997 to July 2000. From November 1992 to September 1997, Mr. Najera was Chief Operating Officer of Cigarrera La Moderna, S.A. de C.V., a manufacturer and distributor of cigarettes. Mr. Najera is a director of Savia.

Eugenio Garza Herrera, age 45, is the Chairman of the Board and Chief Executive Officer of Xignux, a private group of companies specializing in manufacturing and distribution of electrical, automotive, metal works, chemical and food products. Mr. Garza is also Chairman of the Board of Xignux Yazaki, Grupo Primex, Qualtia Alimentos (a joint venture with Sara Lee Corporation), Prolec-GE (a joint venture with General Electric Company) and Tisamatic Internacional (a joint venture with Auburn Foundry, Inc.). Mr. Garza also serves on the Boards of Directors of ING Mexico, Grupo Lamosa, Grupo IMSA, the regional board of directors of Banco Nacional de Mexico (BANAMEX), the Instituto Tecnologico y de Estudios Superiores de Monterrey and the Universidad de Monterrey. He is also a member of Consejo Mexicano de Hombros de Negocios (Mexican Businessmen Council).

William F. Kirk, age 59, is a former Group Vice President, member of the CEO’s Strategy/ Operating Committee and President of the Agricultural Enterprise of Dupont Co. Mr. Kirk is currently a Director of Advanced Bionutrition Corporation, Doanes Agricultural Services and Longwood Gardens.

Executive Officers

Information regarding executive officers of the Company is located in Part I, Item 4A as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended requires Seminis’ officers and directors and persons who own more than ten percent of a registered class of Seminis’ equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Seminis believes that during fiscal year 2002 its officers and directors complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

EXECUTIVE SUMMARY COMPENSATION TABLE

The following table provides a summary of compensation earned by the Company’s Chief Executive Officer and the four other highest-paid executives, for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years:

		ANNUAL COMPENSATION			LONG-TERM COMPENSATION AWARDS

				OTHER	RESTRICTED STOCK	SECURITIES UNDERLYING
NAME AND	FISCAL	SALARY	BONUS	COMPENSATION(6)	AWARDS (7)	OPTIONS (8)
PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	(#)

Alfonso Romo Garza(1)	2002	818,120	0	358,667	3,050,998	460,715
Chairman of the Board	2001	800,233	0	148,667	842,290	176,000
and Chief Executive Officer	2000	690,797	0	0	0	80,000
Eugenio Najera Solorzano(2)	2002	568,060	0	768,748	1,961,358	316,730
President and Chief Operating	2001	309,452	0	466,940	541,472	110,000
Officer	2000	0	0	0	0	3,000
Bruno Ferrari (3)	2002	495,872	267,568	758,096	435,855	241,875
Executive Senior Vice President	2001	104,221	0	0	120,328	40,000
Europe, Middle East & Africa	2000	0	0	0	0	43,743
Oscar Velasco Martinez(4)	2002	338,663	214,500	392,283	323,778	190,045
Senior Vice President for Asia	2001	185,419	0	207,641	89,386	40,000
	2000	0	0	0	0	2,100

		ANNUAL COMPENSATION			LONG-TERM COMPENSATION AWARDS

				OTHER	RESTRICTED STOCK	SECURITIES UNDERLYING
NAME AND	FISCAL	SALARY	BONUS	COMPENSATION(6)	AWARDS (7)	OPTIONS (8)
PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	(#)

Gaspar Alvarez Martinez(5)	2002	250,469	94,000	167,151	51,057	141,540
Vice President and Worldwide	2001	228,507	0	180,391	14,096	19,000
Comptroller	2000	146,876	0	136,670	0	1,200

(1)	Chief Executive Officer since November 1999.

(2)	President and Chief Operating Officer since August 2000.

(3)	Executive Senior Vice President, Europe, Middle East and Africa since November 2000. Prior to July 2001, Mr. Ferrari was paid by Savia.

(4)	Senior Vice President for Asia since June 2001.

(5)	Vice President and Worldwide Corporate Comptroller since April 2000.

(6)	Includes housing allowance, expatriate housing rental, other expatriate benefits and, with respect to Mr. Najera, the fair rental value of a home provided to Mr. Najera by the Company. Includes cash payments of $358,667, $627,667, $419,191, and $327,283, to Messrs. Romo, Najera, Ferrari, and Velasco, respectively, related to the Restricted Stock Awards. Includes $130,387 in expatriate benefits for Mr. Alvarez.

(7)	Restricted Stock Awards under the Seminis, Inc. Restricted Stock Award Plan of 2001 vested over an 18 month period, from April 1, 2001 to September 30, 2002, and were based upon a level of achievement of performance goals related to EBITDA and reduction of inventory.

(8)	The Seminis, Inc. 1998 Stock Option Plan provides for grants of options at fair market value of the Class A Common Stock on the date of grant and vest over a 4 year period.

OPTION GRANTS

In April 2002, options to purchase Seminis shares were granted to various individuals for services rendered during the 2002 fiscal year pursuant to the terms of the Seminis, Inc. 1998 Stock Option Plan. Awards of options made to the named executive officers are set forth below.

					POTENTIAL REALIZABLE
	INDIVIDUAL GRANTS				VALUE AT ASSUMED
					ANNUAL RATES
		PERCENT OF			OF STOCK
	NUMBER OF	TOTAL OPTIONS			PRICE FOR
	SECURITIES	GRANTED TO	EXERCISE OR		APPRECIATION
	UNDERLYING	EMPLOYEES IN	BASE PRICE		FOR OPTION TERM(1)
	OPTIONS	April 2002	PER SHARE	EXPIRATION
NAME	(#)	GRANT	($/SHARE)	DATE	5%($)	10%($)

Alfonso Romo Garza	460,715	18.0	1.28	April 8, 2012	370,869	939,854
Eugenio Najera Solorzano	316,730	12.4	1.28	April 8, 2012	254,963	646,126
Bruno Ferrari	241,875	9.4	1.28	April 8, 2012	194,706	493,423
Oscar Velasco Martinez	190,045	7.4	1.28	April 8, 2012	152,983	387,690
Gaspar Alvarez Martinez	141,540	5.5	1.28	April 8, 2012	113,938	288,740

(1)	There is no assurance provided to any executive officer or any other holder of the Company’s securities that the actual stock price appreciation over the ten (10) year option term will be at the assumed 5% or 10% annual rates of compounded stock price appreciation or at any other defined level. Unless the market price of the Class A Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

OPTION EXERCISES

No exercises of options to purchase common stock were made during fiscal year 2002 by the Chief Executive Officer or any other named executive officer of Seminis.

FISCAL 2002 YEAR END OPTION VALUES

The following table sets forth information concerning unexercised options held by the named executive officers as of September 30, 2002. Based on the closing price per share of Class A Common Stock on the Nasdaq National Market on September 30, 2002, certain exercisable and unexercisable options are in-the-money.

			VALUE OF UNEXERCISED
	NUMBER OF SECURITIES		IN-THE-MONEY OPTIONS
	UNDERLYING UNEXERCISED OPTIONS AT		AT FISCAL YEAR END
	FISCAL YEAR END(#)		($)

NAME	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

Alfonso Romo Garza	84,000	632,715	128,200	655,090
Eugenio Najera Solorzano	29,000	400,730	45,875	398,927
Bruno Ferrari	45,972	293,746	18,264	268,683
Oscar Velasco Martinez	11,050	221,095	8,955	208,701
Gaspar Alvarez Martinez	5,350	156,390	35,486	141,990

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

Employment Contracts

On January 1, 2000, the Company entered into an employment agreement with Alfonso Romo Garza to serve as Chief Executive Officer. Pursuant to the agreement, Mr. Romo receives annual compensation in the amount of $800,000. Mr. Romo’s salary is subject to annual increases as approved by the Compensation Committee.

On May 9, 2001, the Company entered into an employment agreement with Eugenio Najera Solorzano to serve as President and Chief Operating Officer of the Company. The term of the agreement is for two years beginning August 2000 and is subject to automatic one year extensions unless either party provides notice of termination not less than 90 days prior to the termination date. The seniority rights date of Mr. Najera as set forth in his contract is February 15, 1989. Pursuant to the agreement, Mr. Najera receives annual compensation of $550,000 and an annual performance bonus in an amount equal to at least 75% of Mr. Najera’s annual base salary if he achieves certain performance objectives in each fiscal year. Mr. Najera’s salary is subject to annual increases as approved by the Compensation Committee. Mr. Najera also receives other compensation including a housing allowance, school tuition for Mr. Najera’s children, two automobiles, a social/sports club membership and other expatriate benefits. Upon termination of the contract, Mr. Najera is entitled to receive at such time an amount equal to two years of base salary, plus the equivalent percentage of bonuses paid to Mr. Najera in the previous two years. In the event of Mr. Najera’s retirement following two years of employment, the Company will also be obligated to pay an amount equal to two years of base salary and bonus.

On June 1, 2001, the Company entered into an employment agreement with Bruno Ferrari to serve as Executive Senior Vice President of Europe, Middle East and Africa. The term of the agreement is for two years beginning November 2000 and is subject to automatic one year extensions unless either party provides notice of termination not less than 90 days prior to the termination date. The seniority rights date of Mr. Ferrari as set forth in his contract is April 15, 1989. Pursuant to the agreement, Mr. Ferrari receives annual compensation of $420,000 and an annual performance bonus in an amount equal to at least 65% of Mr. Ferrari’s annual base salary if he achieves certain performance objectives in each fiscal year. Mr. Ferrari’s salary is subject to annual increases as approved by the Compensation Committee. Mr. Ferrari also receives other compensation including a housing allowance, school tuition for Mr. Ferrari’s children, two automobiles, a social/sports club membership and other expatriate benefits. Upon termination of the contract, Mr. Ferrari is entitled to receive at such time an amount equal to two years of base salary, plus the equivalent percentage of bonuses paid to Mr. Ferrari in the previous two years. In the event of Mr. Ferrari’s retirement following two years of employment, the Company will also be obligated to pay an amount equal to two years of base salary and bonus.

On May 9, 2001, the Company entered into an employment agreement with Oscar Velasco Martinez to serve as Senior Vice President for Asia. The term of the agreement is for two years beginning June 2001 and is subject to automatic one year extensions unless either party provides notice of termination not less than 90 days prior to the termination date. The seniority rights date of Mr. Velasco as set forth in his contract is May 1, 1999. Pursuant to the agreement, Mr. Velasco receives annual compensation of $330,000 and an annual performance bonus in an amount equal to at least 65% of Mr. Velasco’s annual base salary if he achieves certain performance objectives in each fiscal year. Mr. Velasco’s salary is subject to annual increases as approved by the Compensation Committee. Mr. Velasco also receives other compensation including a housing allowance, one automobile, a social/sports club membership and other expatriate benefits. Upon termination of the contract, Mr. Velasco is entitled to receive at such time an amount equal to two years of base salary, plus the equivalent percentage of bonuses paid to Mr. Velasco in the previous two years. In the event of Mr. Velasco’s retirement following two years of employment, the Company will also be obligated to pay an amount equal to two years of base salary and bonus.

On July 1, 2001, the Company entered into an employment agreement with Gaspar Alvarez to serve as Vice President and Worldwide Corporate Comptroller. Pursuant to the agreement, Mr. Alvarez receives annual compensation of $203,750 in the United States and a payment of approximately $39,100 in Mexico. Mr. Alvarez is eligible to receive a target annual incentive bonus under the Seminis Management Incentive Program up to an amount equal to 45% of base annual salary dependent upon the achievement of certain performance objectives in each fiscal year. Mr. Alvarez also receives other compensation including a housing allowance and other expatriate benefits. In the event of involuntary termination (except for gross misconduct) or if employee terminates employment within one year of a change in control of the ownership of Seminis, Mr. Alvarez is entitled to receive an amount equal to three months salary plus 20 days for each year of service (assuming service began in 1977).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee of the Company’s Board of Directors for the 2002 fiscal year are Frank J. Pipp, Chairman, Christopher J. Steffen and Dr. Roger Beachy. No member of this Committee was at any time during the 2002 fiscal year or at any other time an officer or employee of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF SEMINIS, INC.

The following table sets forth information regarding the beneficial ownership of common stock, as of January 24, 2003, by each of Seminis’ directors, the Chief Executive Officer, the President and Chief Operating Officer and the other named executive officers, each person known to Seminis to own beneficially more than 5% of the outstanding shares of common stock, and all directors and executive officers of Seminis as a group.

The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as those beneficially owned by them.

	CLASS A		CLASS B			TOTAL
	COMMON STOCK		COMMON STOCK			COMMON STOCK

NAME AND ADDRESS OF BENEFICIAL OWNERS	NUMBER	PERCENT(1)	NUMBER(2)		PERCENT(3)	NUMBER	PERCENT(4)

DIRECTORS
Alfonso Romo Garza(5)	2,119,361	11.6%	42,823,515	(6)	94.9%	45,022,876	70.3%
Eugenio Najera Solorzano(5)	1,417,175	7.5	—		—	1,417,175	2.2
Bernardo Jimenez Barrera	8,000	*	—		—	8,000	*
Mateo Mazal Beja	53,000	*	—		—	53,000	*
Dr. Roger Beachy	—	—	—		—	—	—
Dr. Peter Davis	3,000	*	—		—	3,000	*
Jose Manuel Garcia Garcia	—	—	—		—	—	—
Eugenio Garza Herrera	—	—	—		—	—	—
William F. Kirk	—	—	—		—	—	—
Adrian Rodriguez Macedo	31,875	*	—		—	31,875	*
Frank J. Pipp	8,000	*	—		—	8,000	*
Dr. Eli Shlifer	6,900	*	—		—	6,900	*
Christopher J. Steffen	5,000	*	—		—	5,000	*
NAMED EXECUTIVE OFFICERS (Not Directors)
Bruno Ferrari	309,194	1.6	—		—	309,194	*
Oscar Velasco(5)	228,944	1.2	—		—	228,944	*
Gaspar Alvarez Martinez(5)	40,103	*	—		—	40,103	*
All directors and named executive officers of Seminis as a group (14 persons)	4,310,552	22.8	42,823,515		94.9	47,134,067	73.5
CERTAIN BENEFICIAL OWNERS

	CLASS A		CLASS B		TOTAL
	COMMON STOCK		COMMON STOCK		COMMON STOCK

NAME AND ADDRESS OF BENEFICIAL OWNERS	NUMBER	PERCENT(1)	NUMBER(2)	PERCENT(3)	NUMBER	PERCENT(4)

Savia, S.A. de C.V.	—	—	40,615,619	90.0	40,615,619	63.4
Rio Sena # 500 Pte. Col. del Valle San Pedro Garza Garcia, N.L, 66220 Mexico

*	Less than 1%

(1)	Based on 18,944,461 shares of Class A Common Stock outstanding, which included 4,253,859 shares awarded under the Seminis, Inc. Restricted Stock Plan of 2001.

(2)	Class B Common Stock is convertible into shares of Class A Common Stock on a one for one basis, and votes together with the Class A Common Stock and has three votes per share.

(3)	Based on 45,142,508 shares of Class B Common Stock outstanding.

(4)	The calculation of percentage beneficial ownership of Class A Common Stock and Class B Common Stock, together, is based upon an aggregate of 64,086,969 of Class A Common Stock and Class B Common Stock.

(5)	Includes 2,157,361 shares, 1,386,875 shares, 308,194 shares, 228,944 shares and 36,103 shares of Class A Common Stock issued to Messrs. Romo, Najera, Ferrari, Velasco, and Alvarez, respectively, under the Seminis, Inc. Restricted Stock Plan of 2001.

(6)	The number of shares of Class B Common Stock beneficially owned by Mr. Romo includes shares beneficially owned by Savia and other entities controlled by Mr. Romo as well as shares directly owned by Mr. Romo and shares held in trust for the benefit of Mr. Romo and certain other persons. The number of shares beneficially owned by Savia includes shares beneficially owned by entities controlled by Savia as well as shares directly owned by Savia.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth information concerning equity securities of the Company that are authorized for issuance under all compensation plans (in thousands, except per share data).

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be	Weighted-average	Under Equity
	Issued Upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	[excluding Securities
	Options, Warrants	Options, Warrants	Reflected in Column
	and Rights	and Rights	(a)]
	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,422.4	$2.02	254.7

Item 13. Certain Relationships and Related Transactions

Pursuant to an agreement between our company and Bionova, a biotechnology and fresh produce company and a majority owned subsidiary of Savia, we paid Bionova for access to the results of Bionova’s biotechnology research. This agreement was terminated during the third quarter of fiscal year 2002. Research and development expenses included approximately $662,000, $2,255,000 and $2,500,000 in fiscal year 2002, 2001 and 2000, respectively, in biotechnology research fees.

In fiscal year 2002 and 2001, we had sales of approximately $793,000 and $944,000, respectively, to Agrobionova, an affiliate of Savia and a receivable of $355,000 and $617,000 at September 30, 2002 and 2001, respectively. We also had sales of approximately $296,000 to Bionova in fiscal year 2001 and a corresponding receivable of $296,000 at September 30, 2001.

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

In June 2000, Seminis sold residential real property, originally acquired on December 12, 1999 for $862,000, to Mr. Bruno Ferrari, our Executive Senior Vice President, Europe, Middle East and Africa, at the appraised value of $875,000. The loan is evidenced by a promissory note signed by Mr. Ferrari and secured by a deed of trust for the purchase price. The note has an interest rate of 7.75% per annum and is payable in ten equal annual installments of principal, including interest accrued thereon, commencing December 15, 2000, and annually thereafter. Under a separate agreement, the Company pays a bonus to Mr. Ferrari that covers the interest on the loan. Since the beginning of fiscal year 2002, the largest aggregate amount of indebtedness outstanding was $787,500 and the amount outstanding as of January 27, 2003 was $612,500. All installments that are due have been paid in full.

In April 2000, Seminis loaned $100,000 to Mr. Gaspar Alvarez, our Vice President and Worldwide Corporate Comptroller, to assist in the purchase of a family residence. The loan is evidenced by a promissory note signed by Mr. Alvarez and is secured by a second deed of trust. The note has an interest rate of 7.75% per annum and is payable in ten equal annual installments of principal, including interest accrued thereon, commencing December 15, 2000, and annually thereafter. Since the beginning of fiscal year 2002, the largest aggregate amount of indebtedness outstanding was $90,000 and the amount outstanding as of January 27, 2003 was $69,083. All installments that are due have been paid in full.

In November 2000, Seminis loaned $60,630 to Mr. Oscar Velasco, our Senior Vice President, Asia, to assist in the purchase of a family residence. The loan was evidenced by a promissory note signed by Mr. Velasco and secured by a second deed of trust. Since the beginning of fiscal year 2002, the largest aggregate amount of indebtedness outstanding was $60,630 and the amount outstanding as of January 27, 2003 was $0. The loan was paid back to the Company when his residence was sold.

In October 2001, Seminis loaned $69,734 to Mr. Salvador Alanis, our Vice President, Strategic Support, to assist in the purchase of a family residence. The loan is evidenced by a promissory note signed by Mr. Alanis and is secured by a second deed of trust. The note has an interest rate of 7.75% per annum and is payable in ten equal annual installments of principal, plus interest accrued thereon, commencing December 15, 2002, and annually thereafter. Since the beginning of fiscal year 2002, the largest aggregate amount of indebtedness outstanding was $69,734 and the amount outstanding as of January 27, 2003 was $62,760.

In December 2001, Seminis loaned $135,136 to Mr. Enrique Osorio, our Vice President, Treasury, Investor Relations and Information Technology, to assist in the purchase of a family residence. The loan is evidenced by a promissory note signed by Mr. Osorio and is secured by a second deed of trust. The note has an interest rate of 7.75% per annum and is payable in ten equal annual installments of principal, plus interest accrued thereon, commencing December 15, 2002, and annually thereafter. Since the beginning of fiscal year 2002, the largest aggregate amount of indebtedness outstanding was $135,136 and the amount outstanding as of January 27, 2003 was $122,622.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMINIS, INC.

By:	/s/ EUGENIO NAJERA SOLORZANO

Name: Title:	Eugenio Najera Solorzano President and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ALFONSO ROMO GARZA Alfonso Romo Garza	Chairman of the Board (Chief Executive Officer)	January 28, 2003

/s/ EUGENIO NAJERA SOLORZANO Eugenio Najera Solorzano	Director and President (Chief Operating Officer)	January 28, 2003

/s/ BERNARDO JIMENEZ BARRERA Bernardo Jimenez Barrera	Director	January 28, 2003

/s/ DR. ROGER BEACHY Dr. Roger Beachy	Director	January 28, 2003

/s/ MATEO MAZAL BEJA Mateo Mazal Beja	Director	January 28, 2003

/s/ DR. PETER DAVIS Dr. Peter Davis	Director	January 28, 2003

/s/ JOSE MANUEL GARCIA GARCIA Jose Manuel Garcia Garcia	Director	January 28, 2003

/s/ EUGENIO GARZA HERRERA Eugenio Garza Herrera	Director	January 28, 2003

/s/ WILLIAM F. KIRK William F. Kirk	Director	January 28, 2003

/s/ ADRIAN RODRIGUEZ MACEDO Adrian Rodriguez Macedo	Director	January 28, 2003

/s/ FRANK J. PIPP Frank J. Pipp	Director	January 28, 2003

/s/ DR. ELI SHLIFER Dr. Eli Shlifer	Director	January 28, 2003

/s/ CHRISTOPHER J. STEFFEN Christopher J. Steffen	Director	January 28, 2003

/s/ GASPAR ALVAREZ MARTINEZ Gaspar Alvarez Martinez	Vice President and Worldwide Corporate Comptroller	January 28, 2003