Form 10-Q
period 2002-12-27
SEMINIS INC
filed 2003-02-10
CIK 1078259

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

As of February 4, 2003, the Registrant had 18,950,106 registered shares of Class A Common Stock, $0.01 par value per share, issued and outstanding and 45,142,508 unregistered shares of Class B Common Stock, $0.01 par value per share, issued and outstanding.

SEMINIS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2002

		Page

	PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of December 27, 2002 and September 30, 2002.	3
	Consolidated Statements of Operations for the Three Months Ended December 27, 2002 and December 28, 2001	4
	Consolidated Statement of Stockholders’ Equity for the Three Months Ended December 27, 2002	5
	Consolidated Statements of Cash Flows for the Three Months Ended December 27, 2002 and December 28, 2001.	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
	PART II -— OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 6.	Exhibits and Reports on Form 8-K	18
	Signatures	20
	Certification of Results	21

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMINIS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	AS OF	AS OF
	DECEMBER 27,	SEPTEMBER 30,
	2002	2002

	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$31,957	$36,805
Accounts receivable, less allowances for doubtful accounts of $12,948 and $12,344, respectively	131,773	140,315
Inventories	287,393	272,527
Prepaid expenses and other current assets	5,370	2,427

Total current assets	456,493	452,074
Property, plant and equipment, net	167,279	168,729
Goodwill, net	101,083	98,931
Intangible assets, net	58,885	61,872
Other assets	19,151	18,391

	$802,891	$799,997

Liabilities, Mandatorily Redeemable Stock and Stockholders’ Equity:
Current liabilities
Short-term borrowings	$39,716	$28,532
Current maturities of long-term debt	229,126	21,709
Accounts payable	38,143	38,179
Accrued liabilities	100,586	98,624

Total current liabilities	407,571	187,044
Long-term debt	15,808	228,293
Deferred income taxes	13,289	15,753
Minority interest in subsidiaries	1,797	1,902

Total liabilities	438,465	432,992

Commitments and contingencies
Mandatorily redeemable stock
Class B Redeemable Preferred Stock, $.01 par value; 25 shares authorized as of December 27, 2002 and September 30, 2002; 25 shares issued and outstanding as of December 27, 2002 and September 30, 2002	30,000	29,500

Total mandatorily redeemable stock	30,000	29,500

Stockholders’ equity
Class C Preferred Stock, $.01 par value; 17 and 14 shares authorized as of December 27, 2002 and September 30, 2002, respectively; 17 and 12 shares issued and outstanding as of December 27, 2002 and September 30, 2002, respectively (Liquidation Value of $191.9 and $138.2 million at December 27, 2002 and September 30, 2002, respectively)	1	1
Class A Common Stock, $.01 par value; 211,000 shares authorized as of December 27, 2002 and September 30, 2002; 18,942 and 18,940 shares issued and outstanding as of December 27, 2002 and September 30, 2002, respectively	190	190
Class B Common Stock, $.01 par value; 67,000 shares authorized as of December 27, 2002 and September 30, 2002; 45,142 shares issued and outstanding as of December 27, 2002 and September 30, 2002	452	452
Additional paid-in-capital	698,760	699,255
Accumulated deficit	(336,338)	(324,558)
Accumulated other comprehensive loss	(28,639)	(37,835)

Total stockholders’ equity	334,426	337,505

	$802,891	$799,997

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.

Consolidated Statements of Operations
(In thousands, except per share data)

	For the Three Months Ended

	December 27,	December 28,
	2002	2001

	(Unaudited)
Net sales	$80,616	$80,079
Cost of goods sold	30,233	30,286

Gross profit	50,383	49,793

Operating expenses
Research and development expenses	11,425	11,899
Selling, general and administrative expenses	42,700	43,907
Amortization of intangible assets	3,927	4,158

Total operating expenses	58,052	59,964
Gain (loss) on sale of fixed assets	(446)	916

Loss from operations	(8,115)	(9,255)

Other income (expense)
Interest income	247	120
Interest expense	(6,737)	(7,290)
Foreign currency loss	(184)	(1,064)
Minority interest	171	(6)
Other, net	(40)	(516)

	(6,543)	(8,756)

Loss before income taxes	(14,658)	(18,011)
Income tax benefit (expense)	2,878	(1,300)

Net loss	(11,780)	(19,311)
Preferred stock dividends	(4,523)	(3,430)
Additional capital contribution dividends	—	(1,139)

Net loss available for common stockholders	$(16,303)	$(23,880)

Net loss available for common stockholders per common share, basic and diluted	$(0.25)	$(0.40)

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.

Consolidated Statement of Stockholders’ Equity
(In thousands)

	Class C		Class A		Class B				Accumulated
	Preferred Stock		Common Stock		Common Stock		Additional		Other	Total
							Paid-In	Accumulated	Comprehensive	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity

Balance, September 30, 2002	12	$1	18,940	$190	45,142	$452	$699,255	$(324,558)	$(37,835)	$337,505

Comprehensive loss Net loss (Unaudited)	—	—	—	—	—	—	—	(11,780)	—	(11,780)
Translation adjustment (Unaudited)	—	—	—	—	—	—	—	—	9,196	9,196

										(2,584)
Conversions of additional Capital contribution to Class C Preferred Stock (Unaudited)	5	—	—	—	—	—	—	—-	—	—-
Options Exercised (Unaudited)	—	—	3	—	—	—	5	—	—	5
Dividends on Redeemable
Preferred Stock (Unaudited)	—	—	—	—	—	—	(500)	—-	—	(500)

Balance, December 27, 2002 (Unaudited)	17	$1	18,943	$190	45,142	$452	$698,760	$(336,338)	$(28,639)	$334,426

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.

Consolidated Statements of Cash Flows
(In thousands)

	For the Three Months Ended

	December 27,	December 28,
	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net loss	$(11,780)	$(19,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,821	8,050
(Gain) loss on sale of fixed assets	446	(916)
Deferred income taxes	(2,891)	157
Provision (benefit) for minority interest subsidiary	(171)	6
Inventory write-down	5,500	4,000
Compensation expense for restricted stock	—	1,806
Other	(426)	926
Changes in assets and liabilities:
Accounts receivable	11,164	14,577
Inventories	(14,432)	(15,009)
Prepaid expenses and other assets	(4,704)	(2,276)
Current income taxes	(536)	202
Accounts payable	(879)	2,646
Other liabilities	685	(1,774)

Net cash used in operating activities	(10,203)	(6,916)

Cash flows from investing activities:
Purchases of fixed and intangible assets	(1,636)	(4,428)
Proceeds from disposition of assets	1,587	22,232
Other	—	(298)

Net cash provided by (used in) investing activities	(49)	17,506

Cash flows from financing activities:
Proceeds from long-term debt	371	119
Repayment of long-term debt	(5,722)	(20,129)
Net short-term borrowings	9,858	9,164
Other	5	—

Net cash provided by (used in) financing activities	4,512	(10,846)

Effect of exchange rate changes on cash and cash equivalents	892	226

Decrease in cash and cash equivalents	(4,848)	(30)
Cash and cash equivalents, beginning of period	36,805	22,323

Cash and cash equivalents, end of period	$31,957	$22,293

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
Notes to Consolidated Financial Statements
(In Thousands, Except Per Share Data)

Note 1 — Summary of Significant Accounting Policies

Description of Business

Seminis, Inc. (“Seminis,” “We” or the “Company”) is the leading worldwide developer, producer and marketer of vegetable and fruit seeds. The Company is a majority-owned subsidiary of Savia, S.A. de C.V. (“Savia”) and effectively began operations when it purchased Asgrow Seed Company in December 1994.

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

Seminis generally operates on a thirteen week calendar closing on the Friday closest to the natural calendar quarter, except for the fiscal year end, which closes on September 30.

The unaudited consolidated financial statements included herein reflect all adjustments, (consisting only of normal recurring adjustments), that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The Company’s business is subject to seasonal fluctuation and, therefore, the results of operations for periods less than one year are not necessarily indicative of results, which may be expected for any other interim period or for the fiscal year as a whole.

Supplementary Cash Flow Information

	THREE MONTHS ENDED

	DECEMBER 27,	DECEMBER 28,
	2002	2001

	(Unaudited)
Cash paid for interest	$3,637	$5,909
Cash paid for income taxes	549	941
Supplemental non-cash transactions:
Class C Preferred Stock dividends	—	2,930
Class B Redeemable Preferred Stock dividends	500	500
Additional capital contribution dividends	—	1,139

Effective January 2001, Class C Preferred Stock and additional capital contribution accrue cash dividends at 10% per annum. The syndicated bank agreement, however, precludes the payment of cash dividends. These dividends have not been accrued effective July 1, 2002 in accordance with the Exchange Agreement with Savia as further described in Note 2. As part of this agreement, Savia agreed to forego dividends on Class C Preferred Stock and additional paid-in capital contributions effective July 1, 2002; however, such dividends would be payable if the exchange transaction is not completed and the agreement terminated.

Loss per Common Share

Net loss per common share has been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the average number of common shares outstanding during each period. Net loss available to common stockholders represents reported net loss less preferred and additional capital contribution dividends. Diluted net loss per common share reflects the potential dilution that could occur if dilutive securities and other contracts were exercised or converted into common stock or resulted in the issuance of common stock. The following table provides a reconciliation of net loss and sets forth the computation for basic and diluted net loss per share available for common stockholders.

	Three Months Ended

	December 27,	December 28,
	2002	2001

	(Unaudited)
Numerator for basic and diluted:
Net loss	$(11,780)	$(19,311)
Preferred stock dividends	(500)	(3,430)
Additional capital contribution dividends	—	(1,139)
Contingent dividends payable	(4,023)	—

Net loss available for common stockholders	$(16,303)	$(23,880)

Denominator — shares:
Weighted average common shares outstanding basic and diluted	64,085	60,051
Net loss available for common stockholders per common share:
Basic and diluted	$(0.25)	$(0.40)

A total of 4.3 and 2.0 million potential shares from options were excluded from the computation of diluted earnings per share for the three months ended December 27, 2002 and December 28, 2001, respectively, due to their antidilutive effect.

Contingently payable dividends represent dividends that may potentially be payable to Savia if the Exchange Agreement described in Note 2 is not consummated. As part of this agreement, Savia agreed to forego dividends on Class C Preferred Stock and additional paid-in capital contributions effective July 1, 2002; however, such dividends would be payable if the exchange transaction is not completed and the agreement terminated. These dividends have not been accrued but are included in the calculation of earnings per share in order to present the most dilutive result. On a pro forma basis, had the exchange transaction been completed as of July 1, 2002, loss available for common stockholders for the three months ended December 27, 2002 would have been $12,280 and the weighted average common shares outstanding would have been increased by 37,669 shares, resulting in a loss per common share available for common stockholders of $0.12.

Recent Accounting Pronouncements

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 but retains many of its fundamental provisions. In addition, SFAS No. 144 expands the scope of discontinued operations to include more disposal transactions. We have adopted SFAS No. 144 as of October 1, 2002. Such adoption did not have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections.” Among other things, SFAS No. 145 rescinds various pronouncements regarding extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequent Occurring Events and Transactions” are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Accordingly, SFAS No. 145 was adopted by the Company on October 1, 2002. Such adoption did not have an impact on our business, consolidated financial position, results of operations or cash flow.

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

On November 25, 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. Accordingly, the Company adopted FIN 45 during the quarter ended December 27, 2002. The Company has no guarantees which would require disclosure under FIN 45.

In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. As we have elected not to change to the fair value based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 will not have an impact upon our financial condition or results of operations.

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

Interim principal obligations under the amendment included $3.0 million and $9.5 million due in the third and fourth quarters of fiscal year 2003, respectively. The remaining outstanding amount totaling $212.2 million will be due in the first quarter of fiscal year 2004. We met all required principal and interest payments during the first quarter of fiscal year 2003 and were in compliance with all of our financial covenants at December 27, 2002 under the newly extended amendment. As all remaining amounts under the amended credit facility are due within one year, the $224.7 million of outstanding borrowings under the credit facility have been classified as a current liability as of December 27, 2002.

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

In December 2002, Savia, Seminis’ majority stockholder announced that it signed a letter of intent with acquisition company under which acquisition company and certain Savia related parties will form the acquisition company and acquire all the outstanding shares of Seminis, Inc. The proposed transaction is subject to numerous conditions; however, if completed, such a change in control would require the credit facility to be paid in full. It is anticipated that such a transaction would be funded by financing arranged by acquisition company.

Whereas we have met our obligations as well as covenant requirements under the amended credit facility through December 27, 2002, we must successfully execute a refinancing plan prior to December 31, 2003 in order to meet the final maturity of the facility. We will continue to pursue a refinancing plan, which may include negotiation of a new credit facility and/or placement of new debt securities; however, there can be no assurances that we will be able to successfully complete the refinancing. Additionally, there can be no assurances that the Fox Paine transaction will be consummated. Failure to comply with existing covenants, which would make the Syndicated debt callable or our inability to obtain adequate financing with reasonable terms prior to December 31, 2003 could have a material adverse impact on our business, results of operations or financial condition.

Note 3 — Inventories

Inventories consist of the following:

	December 27,	September 30,
	2002	2002

	(Unaudited)
Seed	$252,520	$238,448
Unharvested crop growing costs	26,918	27,199
Supplies	7,955	6,880

	$287,393	$272,527

Note 4 — Goodwill

Changes in the net carrying amount of goodwill for the quarter ended December 27, 2002, are as follows:

Amount
Balance as of September 30, 2002	$98,931
Goodwill acquired during the period	—
Impairment losses	—
Translation adjustments and other	2,152

Balance as of December 27, 2002	$101,083

Note 5 — Accrued Liabilities

Accrued liabilities consist of the following at December 27, 2002 and September 30, 2002:

	December 27,	September 30,
	2002	2002

Employee salaries and related benefits	$46,964	$44,754
Severance	2,223	3,269
Seedmen’s errors and omissions	5,414	4,072
Interest	2,352	412
Savia dividends	25,008	25,008
Income taxes payable	3,375	3,236
Other	15,250	17,873

	$100,586	$98,624

Note 6 — Contingencies

We are involved from time to time as a defendant in various lawsuits arising in the normal course of business. We believe that no current claims, individually or in the aggregate, will have a material adverse effect on our business, results of operations or financial condition.

In January 2002, melon growers in Costa Rica notified us that our Dorado melon seeds were infected with Watermelon Fruit Blotch. Growers who purchased the infected Seminis seeds and growers whose crops were infected by the bacteria that spread from crops grown with the infected Seminis seeds have claimed damages against us. The claims related to those growers who purchased Seminis seeds have been settled for approximately $5.8 million, of which, approximately $2.6 million was recovered under our errors and omissions insurance policy and the remainder of the settlement was paid by the Company by July 2002. The claims related to the growers with infected crops total approximately $5.2 million and we believe these claims are covered under our general liability insurance policy. We have tentatively settled all of these claims and we have advanced approximately $2.1 million to the growers; however, we are unable to finalize the settlement because our general liability insurance carrier has denied coverage. We continue to believe the policy covers these claims and are pursuing enforcement of our rights under the policy to provide coverage of the claims. In the event we cannot finalize the settlement, claims could increase above $5.2 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere herein. The following discussion and analysis contains certain “forward-looking statements”, which are subject to certain risks, uncertainties and contingencies, including, without limitation, those set forth below, which could cause Seminis’ actual business, results of operations or financial condition to differ materially from those expressed in or implied by, such statements.

RISK FACTORS

Readers should be aware that there are various risk factors including, but not limited to, those set forth below:

•	As of December 31, 2002, we had not completed a refinancing transaction in order to pay the remaining balance of our Syndicated Credit Facility totaling $224.7 million. The lenders agreed to temporarily extend the term of the credit facility and in January 2003, a formal amendment was executed. Among other things, the amendment extended the final maturity of the credit facility from the previously agreed on date of December 31, 2002 to December 31, 2003, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings and revised covenant obligations. Interim principal obligations under the amendment included $3.0 million and $9.5 million due in the third and fourth quarters of fiscal year 2003, respectively. The remaining outstanding amount totaling $212.2 million will be due in the first quarter of fiscal year 2004. Whereas we have met our obligations as well as covenant requirements under the amended credit facility through December 27, 2002, we must successfully execute a refinancing plan prior to December 31, 2003 in order to meet the final maturity of the facility. We will continue to pursue a refinancing plan, which may include negotiation of a new credit facility and/or placement of new debt securities; however, there can be no assurances that we will be able to successfully complete the refinancing. Additionally, there can be no assurances that the Fox Paine transaction will be consummated. Failure to comply with existing covenants, which would make the Syndicated debt callable or our inability to obtain adequate financing with reasonable terms prior to December 31, 2003 could have a material adverse impact on our business, results of operations or financial condition.

•	The Company is currently restricted from any additional borrowings under the Syndicated Credit Facility. As of November

2000, Seminis’ parent company suspended advancing funds to the Company.

•	Savia owns approximately 63.4% of the Company’s outstanding common stock and controls 78.9% of the vote of its common stock. Accordingly, Savia controls the Company and has the power to approve all actions requiring the approval of our stockholders, including the power to elect all of its directors. Therefore, Savia effectively controls our management.

•	A new management team has been in place as of August 2000. The Company’s ability to generate operating profits and cash flows will be dependent on their successful implementation of the Company’s strategic initiatives including, but not limited to, the Global Restructuring and Optimization Plan.

•	The Company continues to invest in research and development in order to enable us to identify and develop new products to meet consumer demands. In fiscal year 2002, our investment in research and development represented 9.8% of net sales. Despite investments in this area, our research and development may not result in the discovery or successful development of new products, which will be accepted by our customers.

•	The Company may have the inability to protect its intellectual property due to the uncertainty of litigation and the ineffectiveness of the laws in some of the countries that the Company currently has operations, which could have a material adverse effect on our business, results of operations or financial condition.

•	A change in United States law protecting plant patents could take away patent protection for the Company’s patented seeds, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company faces substantial competition due to technological advances by competitors such as other seed companies, pharmaceutical and chemical companies and biotechnology companies. Many of these companies have substantially greater resources than we. If a competitor introduces a competitively successful product, it could take years to develop a competitive seed variety, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company’s failure to accurately forecast and manage inventory could result in an unexpected shortfall or surplus of seeds, which could have a material adverse effect on our business, results of operations or financial condition.

•	Extreme weather conditions, disease and pests can materially and adversely affect the quality and quantity of seeds produced. There can be no assurance that these factors will not affect a substantial portion of the Company’s production in any year and have a material adverse effect on our business, results of operations or financial condition.

•	Defective seeds could result in warranty claims and negative publicity and the insurance covering warranty claims may become unavailable or be inadequate, which could have a material adverse effect on our business, results of operations or financial condition.

OVERVIEW

Seminis, Inc. is the leading worldwide developer, producer and marketer of vegetable and fruit seeds. We produce more than 60 species and 4,000 vegetable and fruit seed products (which do not include tree and citrus fruits). We market our seeds through four full-line brands — Seminis, Asgrow, Petoseed and Royal Sluis — and five specialty and regional brands. We have established a worldwide presence and global distribution system. We market seeds in over 150 countries, have 48 research and development facilities in 17 countries and territories and production sites in over 25 countries. This allows us to remain close to local markets around the world, adapt our products to any microclimate and meet the preferences of local consumers.

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

The remaining components of the restructuring accruals are as follows:

		Amounts	Balance at	Additional	Amounts	Balance at	Additional	Amounts	Balance at	Amounts	Balance at
	Charges	Incurred	Sept. 30,	Charges	Incurred	Sept. 30,	Charges	Incurred	Sept. 30,	Incurred	Dec. 27,
	2000	2000	2000	2001	2001	2001	2002	2002	2002	2003	2002

Severance and related expenses	$14.0	$(1.8)	$12.2	$12.0	$(12.3)	$11.9	$—	$(8.6)	$(3.3)	$(1.1)	$2.2
Inventory write-downs	18.4	(18.4)	—	58.2	(58.2)	—	—	—	—	—	—
Other	2.0	(2.0)	—	—	—	—	—	—	—	—	—

Total	$34.4	$(22.2)	$12.2	$70.2	$(70.5)	$11.9	$—	$(8.6)	$3.3	$(1.1)	$2.2

To date, there have been no material adjustments to amounts accrued under the plan. The remaining $2.2 million reserve balance is expected to be utilized in fiscal year 2003.

Improved Financial Performance

As a result of the implementation of the global restructuring and optimization plan, we have significantly improved our cash flows and established the basis for future profitable operations through:

•	decreased operating expenses primarily through a reduction in global headcount and the consolidation of production and operations facilities;

•	improved collections of accounts receivable;

•	reduced inventory purchases resulting from improved forecasting and inventory controls; and

•	the sale of non-core assets.

Results of Operations

The table below sets forth Seminis’ results of operations data expressed as a percentage of net sales.

	Three Months Ended

	December 27,	December 28,
	2002	2001

	(Unaudited)
Net sales	100.0%	100.0%

Gross margin	62.5	62.2
Research and development expenses	14.2	14.9
Selling, general and administrative expenses	52.9	54.8
Amortization of intangible assets	4.9	5.2

Total operating expense	72.0	74.9
Gain (loss) on sale of fixed assets	(0.6)	1.2

Loss from operations	(10.1)	(11.5)
Interest expense, net	(8.1)	(9.0)
Other non-operating expense, net	—	(2.0)

Loss before income taxes	(18.2)	(22.5)
Income tax benefit (expense)	3.6	(1.6)

Net loss	(14.6)%	(24.1)%

Three Months Ended December 27, 2002 Compared with Three Months Ended December 28, 2001

Net Sales

Net sales increased 0.7% to $80.6 million for the three months ended December 27, 2002 compared to $80.1 million for the three months ended December 28, 2001. The result was partially due to $0.8 million of positive impact of currency fluctuations relating to the strengthening of the Euro and South Korean Won versus the U.S. Dollar during the first quarter of fiscal year 2003 compared to the same period in the prior year. In constant dollars stated at monthly average exchange rates of fiscal year 2002 and excluding $2.0 million of sales from a divested non-core business in fiscal year 2002, sales would have increased 2.1% to $79.8 million for the first quarter of fiscal year 2003 from $78.1 million for the first quarter of fiscal year 2002. The increase was primarily a result of price increases. Geographically, the sales increases were primarily in Europe and the Middle East. The Company’s business is subject to seasonal fluctuations and, therefore, the sales for the first quarter of a fiscal year are not necessarily indicative of those to be expected in any other interim period or for a fiscal year as a whole.

Gross Profit

Gross profit increased 1.2% to $50.4 million for the three months ended December 27, 2002 from $49.8 million for the three months ended December 28, 2001. Gross margin increased to 62.5% for the three months ended December 27, 2002 from 62.2% for the three months ended December 28, 2001. The improvement was primarily due to general price increases in all regions.

Research and Development Expenses

Research and development expenses decreased 4.0% to $11.4 million for the three months ended December 27, 2002 from $11.9 million for the three months ended December 28, 2001. This decrease was primarily the result of the divestiture of a non-core business in fiscal year 2002. Despite the impact of higher expenses due to currency fluctuations from research and development operations in Europe and South Korea in the first quarter of fiscal year 2003, the overall expenses in the current year are lower than the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 2.7% to $42.7 million for the three months ended December 27, 2002 from $43.9 million for the three months ended December 28, 2001. The decrease was primarily due to expenses related to the divestiture of a non-core business in the amount of $2.9 million, an employee restricted stock award charge of $1.3 million and fees related to restructuring of $0.3 million recorded during the first quarter of fiscal year 2002. Excluding the aforementioned expenses in fiscal year 2002, expenses would have increased $3.3 million. The increase was primarily due to higher insurance costs, other costs impacted by inflation and the currency exchange impact on European and Korean expenses.

Gain (Loss) on Sales of Fixed Assets

Both the loss of $0.4 million in the three months ended December 27, 2002 and the gain of $0.9 million in the three months ended December 28, 2001 were primarily from fixed asset sales of our Korean subsidiary.

Amortization of Intangible Assets

Amortization of intangible assets decreased 5.6% to $3.9 million for the three months ended December 27, 2002 from $4.2 million for the three months December 28, 2001. The decrease was primarily related to the effect of latter stages of accelerated amortization of intangible assets related to purchase accounting. The decrease was partially offset by the currency impact from the fluctuation of the South Korean Won on South Korean based intangible assets.

Interest Expense, Net

Interest expense, net, decreased 9.5% to $6.5 million for the three months ended December 27, 2002 from $7.2 million for the three months ended December 28, 2001. The decrease was primarily due to lower average debt balances during the first quarter of fiscal year 2003 compared to the same period during the prior fiscal year. During the 12 months ended December 27, 2002, our bank debt balance decreased by approximately $39.9 million.

Other Non-Operating Income (Expense), Net

We had other non-operating expense, including foreign currency gain (loss), net, of $0.1 million for the three months ended December 27, 2002 as compared to other non-operating expense, net, of $1.6 million for the three months ended December 28, 2001. Other non-operation expense, net, for the three months ended December 27, 2002 primarily consists of foreign currency losses of $0.2 million, offset by a minority interest benefit of $0.2 million. Other non-operating expense, net, for the three months ended December 28, 2001, primarily consists of foreign currency losses of $1.1 million resulting from currency fluctuations in a United States Dollar denominated loan in the Netherlands.

Income Tax Benefit (Expense)

Income tax benefit was $2.9 million for the three months ended December 27, 2002 compared to an income tax expense of $1.3 million for the three months ended December 28, 2001. The change in the effective tax rate during the first quarter of fiscal year 2003 compared to the same period in the prior year was primarily due to the mix of worldwide income and losses at Seminis’ subsidiaries.

Seasonality

The seed business is highly seasonal. Generally, net sales are highest in the second fiscal quarter due to increased demand from Northern Hemisphere growers who plant seed in the early spring. Seminis recorded 33.7% of its fiscal year 2002 net sales during its second fiscal quarter. Seminis has historically operated at a loss during the first and third fiscal quarters due to lower sales during such quarters. Seminis’ results in any particular quarter should not be considered indicative of those to be expected for a full year.

Liquidity and Capital Resources

Cash flows from operations

Operating activities utilized $10.2 million in cash flow during the first quarter of fiscal year 2003 compared to $6.9 million utilized during the same period in the prior fiscal year. The increase in cash utilization was primarily due to a reduction in the level of accounts payable when compared to the corresponding period in the prior year, but partially offset by the positive impacts of a decrease in both production overhead and operating expenses resulting from the successful implementation of the Global Restructuring and Optimization Plan.

Cash flows from investments

Capital expenditures decreased to $1.6 million for the first quarter of fiscal year 2002, from $4.4 million in the same period of the prior fiscal year. The decrease was partly due to investments in the prior year that related to a production facility, which is being utilized to consolidate our South Korean operations and to enhance our growth strategy in the Far East market. As this investment in the South Korean operations facility was completed in fiscal year 2002, capital expenditures decreased during the first quarter of fiscal year 2003. Other investing activities for the first quarter of fiscal year 2003 included $1.6 million from proceeds from the sale of assets compared to $22.2 million in the prior fiscal year, which primarily related to the sale of an office building in Seoul.

Cash flows from financings

Our total indebtedness as of December 27, 2002 was $284.7 million, of which $224.7 million were borrowings under our existing credit facility and we had $14.4 million, $8.6 million, $6.3 million and $26.6 million of borrowings by our United States, Italian, Spanish and South Korean subsidiaries, respectively and $4.1 million of borrowings by other foreign subsidiaries.

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

We met all required principal and interest payments during fiscal years 2002 and 2001 and were in compliance with all of our financial covenants under the amended credit agreement at September 30, 2002. In October 2002, we paid an additional $5.0 million of principal as required by the amended credit agreement; however, as of December 31, 2002, we had not completed a refinancing transaction in order to pay the remaining balance of $224.7 million. The lenders agreed to temporarily extend the term of the credit facility and in January 2003, a formal amendment was executed. Among other things, the amendment extended the final maturity of the credit facility from the previously agreed on date of December 31, 2002 to December 31, 2003, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings and revised covenant obligations. Interim principal obligations under the amendment included $3.0 million and $9.5 million due in the third and fourth quarters of fiscal year 2003, respectively. The remaining outstanding amount totaling $212.2 million will be due in the first quarter of fiscal year 2004. We met all required principal and interest payments during the first quarter of fiscal year 2003 and were in compliance with all of our financial covenants at December 27, 2002 under the newly extended amendment. As all remaining amounts under the amended credit facility are due within one year, the $224.7 million of outstanding borrowings under the credit facility have been classified as a current liability as of December 27, 2002.

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

In December 2002, Savia, Seminis’ majority stockholder announced that it signed a letter of intent with acquisition company under which acquisition company and certain Savia related parties will form the acquisition company and acquire all the outstanding shares of Seminis, Inc. The proposed transaction is subject to numerous conditions; however, if completed, such a change in control would require the credit facility to be paid in full. It is anticipated that such a transaction would be funded by financing arranged by acquisition company.

Whereas we have met our obligations as well as covenant requirements under the amended credit facility through December 27, 2002, we must successfully execute a refinancing plan prior to December 31, 2003 in order to meet the final maturity of the facility. We will continue to pursue a refinancing plan, which may include negotiation of a new credit facility and/or placement of new debt securities; however, there can be no assurances that we will be able to successfully complete the refinancing. Additionally, there can be no assurances that the Fox Paine transaction will be consummated. Failure to comply with existing covenants, which would make the Syndicated debt callable or our inability to obtain adequate financing with reasonable terms prior to December 31, 2003 could have a material adverse impact on our business, results of operations or financial condition.

Seminis’ exposure to foreign currency fluctuations is primarily due to foreign currency gains or losses that occur from intercompany receivables and payables between Seminis and its foreign subsidiaries and from the U.S. dollar denominated loan, originated by SVS Holland, B.V., a foreign subsidiary of Seminis. Seminis does not have any material outstanding hedging contracts as of December 27, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk disclosures set forth in the 2002 Form 10-K have not changed significantly through the first quarter ended December 27, 2002.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” [as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)] as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report. Based on such evaluation, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the period covered by this quarterly report.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time as a defendant in various lawsuits arising in the normal course of business. We believe that no current claims, individually or in the aggregate, will have a material adverse effect on our business, results of operations or financial condition.

In January 2002, melon growers in Costa Rica notified us that our Dorado melon seeds were infected with Watermelon Fruit Blotch. Growers who purchased the infected Seminis seeds and growers whose crops were infected by the bacteria that spread from crops grown with the infected Seminis seeds have claimed damages against us. The claims related to those growers who purchased Seminis seeds have been settled for approximately $5.8 million, of which, approximately $2.6 million was recovered under our errors and omissions insurance policy and the remainder of the settlement was paid by the Company by July 2002. The claims related to the growers with infected crops total approximately $5.2 million and we believe these claims are covered under our general liability insurance policy. We have tentatively settled all of these claims and we have advanced approximately $2.1 million to the growers; however, we are unable to finalize the settlement because our general liability insurance carrier has denied coverage. We continue to believe the policy covers these claims and are pursuing enforcement of our rights under the policy to provide coverage of the claims. In the event we cannot finalize the settlement, claims could increase above $5.2 million.

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

Item 6. Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K for the quarter ended December 27, 2002.

Exhibit Index

Exhibit
Number	Description

(a) 1	Form of Underwriting Agreement
(c) 2	Merger Agreement by and between Seminis, Inc., an Illinois corporation and Seminis, Inc., a Delaware corporation
(c) 3.1	Certificate of Incorporation
(c) 3.2	Certificate of Designations of Class A Mandatorily Redeemable Preferred Stock and Class B Mandatorily Redeemable Preferred Stock of Seminis, Inc.
(c) 3.3	Certificate of Designations of Class C Redeemable Preferred Stock of Seminis, Inc.
(c) 3.4	By-Laws
(c) 4.1	Form of Class A Common Stock Certificate
(a) 4.2	Registration Rights Agreement by and among Seminis, Inc. and certain shareholders of Seminis, dated October 1, 1995
(c) 5	Opinion of Milbank, Tweed, Hadley & McCloy LLP
(a) 10.1	Seminis, Inc. 1998 Stock Option Plan
(b) 10.2	Amended and Restated Seminis, Inc. 1998 Stock Option Plan
(a) 10.3	Share Subscription Agreement by and between Seminis, Inc. and Hungnong Seed Co., Ltd., dated June 12, 1998
(c) 10.4	Form of New Credit Facility among Seminis, Inc, Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as lenders, dated as of June 28, 1999
(c) 10.5	Form of Letter Agreement between Savia, S.A. de C.V. and Seminis, Inc. dated as of June 21, 1999
(d) 10.6	Second Amendment and Waiver to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, Dated as of June 29, 2000, effective March 31, 2000
(d) 10.7	Security Agreement Re: Accounts, Inventory and General Intangibles among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of June 29, 2000
(e) 10.8	Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of September 30, 2000, effective September 30, 2000.
(d) 10.9	Extension of Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of December 30, 2000, effective December 30, 2000.
(f) 10.10	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of December 29, 2000, effective December 29, 2000.
(g) 10.11	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of April 30, 2001, effective April 30, 2001.
(h) 10.12	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of May 31, 2001, effective May 31, 2001.
(i) 10.13	Revision to (h) 10.12
(b) 21	Subsidiaries of Registrant
27.1	Financial Data Schedule
(j) 99.1/99.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
(k) 99.3/99.4	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
(k) 10.14	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of December 31, 2002, effective December 31, 2002.
(k) 10.15	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of December 31, 2002, effective December 31, 2002.
(l) 99.5/99.6	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Seminis’ Form S-1 filed on February 11, 1999.

(b)	Incorporated by reference to Seminis’ Amendment No. 2 to Form S-1 filed on May 27, 1999.

(c)	Incorporated by reference to Seminis’ Amendment No. 3 to Form S-1 filed on June 21, 1999.

(d)	Filed with the June 30, 2000 Form 10Q.

(e)	Filed with the September 30, 2000 Form 10K.

(f)	Filed with the December 30, 2000 Form 10Q.

(g)	Filed with the March 30, 2001 Form 10Q.

(h)	Filed with the June 29, 2001 Form 10Q.

(i)	Filed with the September 30, 2001 Form 10K.

(j)	Filed with the June 28, 2002 Form 10Q.

(k)	Filed with the September 30, 2002 Form 10K.

(l)	Filed with the December 27, 2002 Form 10Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2003	SEMINIS, INC

/s/ Eugenio Najera Solorzano Eugenio Najera Solorzano President (Principal Executive Officer)

/s/ Gaspar Alvarez Martinez Gaspar Alvarez Martinez Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Alfonso Romo Garza, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Seminis, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/s/ Alfonso Romo Garza

Alfonso Romo Garza
Chief Executive Officer

CERTIFICATION

I, Gaspar Alvarez Martinez, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Seminis, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/s/ Gaspar Alvarez Martinez

Gaspar Alvarez Martinez
Vice President and WW Corporate Comptroller