Form 10-Q
period 2003-03-28
SEMINIS INC
filed 2003-05-12
CIK 1078259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2003

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

     Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     Indicate, by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). YES ☒ NO ☐

     As of April 29, 2003, the Registrant had 18,978,291 registered shares of Class A Common Stock, $0.01 par value per share, issued and outstanding and 45,142,508 unregistered shares of Class B Common Stock, $0.01 par value per share, issued and outstanding.

SEMINIS, INC.

Form 10-Q
For the Quarterly Period Ended March 28, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMINIS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

		As of
	As of	September 30,
	March 28, 2003	2002

	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$34,901	$36,805
Accounts receivable, less allowances for doubtful accounts of $13,341 and $12,344, respectively	178,788	140,315
Inventories	271,174	272,527
Prepaid expenses and other current assets	4,876	2,427

Total current assets	489,739	452,074
Property, plant and equipment, net	161,547	168,729
Goodwill, net	97,578	98,931
Intangible assets, net	56,520	61,872
Other assets	22,884	18,391

	$828,268	$799,997

Liabilities, Mandatorily Redeemable Stock and Stockholders’ Equity:
Current liabilities
Short-term borrowings	$40,990	$28,532
Current maturities of long-term debt	226,720	21,709
Accounts payable	31,375	38,179
Accrued liabilities	108,667	98,624

Total current liabilities	407,752	187,044
Long-term debt	15,379	228,293
Deferred income taxes	16,503	15,753
Minority interest in subsidiaries	1,436	1,902

Total liabilities	441,070	432,992

Commitments and contingencies (see Note 8)

Mandatorily redeemable stock
Class B Redeemable Preferred Stock, $.01 par value; 25 shares authorized as of March 28, 2003 and September 30, 2002; 25 shares issued and outstanding as of March 28, 2003 and September 30, 2002	30,500	29,500

Total mandatorily redeemable stock	30,500	29,500

Stockholders’ equity
Class C Preferred Stock, $.01 par value; 17 and 14 shares authorized as of March 28, 2003 and September 30, 2002, respectively; 17 and 12 shares issued and outstanding as of March 28, 2003 and September 30, 2002, respectively (Liquidation Value of $191.9 and $138.2 million at March 28, 2003 and September 30, 2002, respectively)	1	1
Class A Common Stock, $.01 par value; 211,000 shares authorized as of March 28, 2003 and September 30, 2002; 18,952 and 18,940 shares issued and outstanding as of March 28, 2003 and September 30, 2002, respectively	190	190
Class B Common Stock, $.01 par value; 67,000 shares authorized as of March 28, 2003 and September 30, 2002; 45,142 shares issued and outstanding as of March 28, 2003 and September 30, 2002	452	452
Additional paid-in-capital	698,308	699,255
Accumulated deficit	(312,298)	(324,558)
Accumulated other comprehensive loss	(29,955)	(37,835)

Total stockholders’ equity	356,698	337,505

	$828,268	$799,997

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net sales	$159,001	$152,309	$239,617	$232,388
Cost of goods sold	58,008	56,458	88,241	86,744

Gross profit	100,993	95,851	151,376	145,644

Operating expenses
Research and development expenses	10,953	9,611	22,378	21,510
Selling, general and administrative expenses	48,637	44,621	91,337	88,528
Amortization of intangible assets	3,966	4,144	7,893	8,302

Total operating expenses	63,556	58,376	121,608	118,340

Gain on sale of assets	1,537	4,359	1,091	5,275

Income from operations	38,974	41,834	30,859	32,579

Other income (expense)
Interest income	259	122	506	242
Interest expense	(8,704)	(7,054)	(15,441)	(14,344)
Foreign currency gain (loss)	213	(3,278)	29	(4,342)
Other, net	316	212	447	(310)

	(7,916)	(9,998)	(14,459)	(18,754)

Income before income taxes	31,058	31,836	16,400	13,825
Income tax expense	(7,018)	(6,182)	(4,140)	(7,482)

Net income	24,040	25,654	12,260	6,343
Preferred stock dividends	(4,661)	(3,497)	(9,184)	(6,927)
Additional capital contribution dividends	—	(1,164)	—	(2,303)

Net income (loss) available for common stockholders	$19,379	$20,993	$3,076	$(2,887)

Net income (loss) available for common stockholders per common share:
Basic	$0.30	$0.34	$0.05	$(0.05)

Diluted	$0.29	$0.33	$0.05	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
Consolidated Statement of Stockholders’ Equity
(In thousands)

									Accumulated
	Class C		Class A		Class B		Additional		Other	Total
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity

Balance, September 30, 2002	12	$1	18,940	$190	45,142	$452	$699,255	$(324,558)	$(37,835)	$337,505
Comprehensive income Net income (Unaudited)	—	—	—	—	—	—	—	12,260	—	12,260
Translation adjustment (Unaudited)	—	—	—	—	—	—	—	—	7,880	7,880

										20,140
Conversion of additional capital contribution to Class C Preferred Stock (Unaudited)	5	—	—	—	—	—	—	—	—	—
Options Exercised (Unaudited)	—	—	12	—	—	—	53	—	—	53
Dividends on Redeemable Preferred Stock (Unaudited)	—	—	—	—	—	—	(1,000)	—	—	(1,000)

Balance, March 28, 2003 (Unaudited)	17	$1	18,952	$190	45,142	$452	$698,308	$(312,298)	$(29,955)	$356,698

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	For the Six Months Ended

	March 28, 2003	March 29, 2002

	(Unaudited)
Cash flows from operating activities:
Net income	$12,260	$6,343
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,343	15,948
Gain on sale of fixed assets	(1,091)	(1,257)
Deferred income taxes	802	593
Provision (benefit) for minority interest subsidiary	(270)	370
Inventory write-down	8,352	8,200
Gain on sale of non-core business	—	(4,018)
Compensation expense for restricted stock	—	2,600
Other	1,388	38
Changes in assets and liabilities:
Accounts receivable	(34,168)	(25,536)
Inventories	(279)	(1,625)
Prepaid expenses and other assets	(5,640)	(2,580)
Current income taxes	1,091	4,582
Accounts payable	(7,937)	(16,857)
Other liabilities	1,746	(1,624)

Net cash used in operating activities	(8,403)	(14,823)

Cash flows from investing activities:
Purchases of fixed and intangible assets	(5,826)	(5,796)
Proceeds from disposition of assets	7,613	24,342
Proceeds from sale of non-core business	—	17,551
Other	179	(554)

Net cash provided by investing activities	1,966	35,543

Cash flows from financing activities:
Proceeds from long-term debt	596	509
Repayment of long-term debt	(8,763)	(36,216)
Net short-term borrowings	11,590	19,996
Other	53	—

Net cash provided by (used in) financing activities	3,476	(15,711)

Effect of exchange rate changes on cash and cash equivalents	1,057	152

Increase (decrease) in cash and cash equivalents	(1,904)	5,161
Cash and cash equivalents, beginning of period	36,805	22,323

Cash and cash equivalents, end of period	$34,901	$27,484

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
Notes to Consolidated Financial Statements
(In Thousands, Except Per Share Data)

Note 1 — Summary of Significant Accounting Policies

Description of Business

Seminis, Inc. (“Seminis,” “We“or the “Company”) is the leading worldwide developer, producer and marketer of vegetable and fruit seeds. The Company is a majority-owned subsidiary of Savia, S.A. de C.V. (“Savia”) and effectively began operations when it purchased Asgrow Seed Company in December 1994.

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

Supplementary Cash Flow Information

	Six Months Ended

	March 28,	March 29,
	2003	2002

	(Unaudited)
Cash paid for interest	$9,329	$11,469
Cash paid for income taxes	2,247	2,307
Supplemental non-cash transactions:
Class C Preferred Stock dividends	—	5,927
Class B Redeemable Preferred Stock dividends	1,000	1,000
Additional capital contribution dividends	—	2,303

Effective January 2001, Class C Preferred Stock and additional capital contribution accrue cash dividends at 10% per annum. The syndicated credit facility, however, precludes the payment of cash dividends. These dividends have not been accrued effective July 1, 2002 in accordance with the exchange agreement, dated as of July 1, 2002, by and between the Company and Savia (the “Exchange Agreement”), as further described in Note 2. As part of the Exchange Agreement, Savia agreed to forego dividends on Class C Preferred Stock and additional capital contributions effective July 1, 2002; however, such dividends would be payable if the transactions contemplated by the Exchange Agreement are not completed and the Exchange Agreement is terminated.

Income (Loss) per Common Share

Net income (loss) per common share has been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the average number of common shares outstanding during each period. Net income (loss) available to common stockholders represents reported net income (loss) less preferred and additional capital contribution dividends. Diluted net income (loss) per common share reflects the potential dilution that could occur if dilutive securities and other contracts were exercised or converted into common stock or resulted in the issuance of common stock. The following table provides a reconciliation of net income (loss) and sets forth the computation for basic and diluted net income (loss) per share available for common stockholders.

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Numerator for basic and diluted:
Net income	$24,040	$25,654	$12,260	$6,343
Preferred stock dividends	(500)	(3,497)	(1,000)	(6,927)
Additional capital contribution dividends	—	(1,164)	—	(2,303)
Contingent dividends payable	(4,161)	—	(8,184)	—

Net income (loss) available for common stockholders	$19,379	$20,993	$3,076	$(2,887)

Denominator — shares:
Weighted average common shares outstanding (basic)	64,094	62,062	64,090	61,056
Add: potential common shares:	2,161	887	1,080	—

Weighted average common shares outstanding (diluted)	66,255	62,949	65,170	61,056

Net income (loss) available for common stockholders per common share:
Basic	$0.30	$0.34	$0.05	$(0.05)

Diluted	$0.29	$0.33	$0.05	$(0.05)

A total of 0.3 million potential shares from options were excluded from the computation of diluted earnings per share for the three and six months ended March 28, 2003 due to their antidilutive effect. A total of 1.0 million and 1.9 million of potential shares from options were excluded from the computation of diluted earning per share for the three and six months ended March 29, 2002, respectively, due to their antidilutive effect.

Contingently payable dividends represent dividends that may potentially be payable to Savia if the Exchange Agreement described in Note 2 is not consummated. As part of the Exchange Agreement, Savia agreed to forego dividends on Class C Preferred Stock and additional capital contributions effective July 1, 2002; however, such dividends would be payable if the transactions contemplated by the Exchange Agreement are not completed and the Exchange Agreement is terminated. These dividends have not been accrued but are included in the calculation of earnings per share.

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

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-

3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” The Interpretation clarifies the application of Accounting Research Bulletin No.51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003. The adoption of this Interpretation did not have a significant impact on the Company’s financial results.

Note 2 — Liquidity

As of September 30, 2000, we were not in compliance with certain covenants of our existing syndicated credit facility, which gave the lenders the right to accelerate payment of all amounts outstanding under the facility. In December 2000, the lenders granted a waiver with respect to these covenants that extended through April 30, 2001, at which time any defaults would once again arise. As we did not expect to be in compliance with our covenants once the waiver expired, all outstanding borrowings under the syndicated credit facility were classified as a current liability as of September 30, 2000. In connection with granting the waivers, the lenders agreed to reschedule principal payments within fiscal year 2001. The lenders also accelerated the final maturity of the term loan and the termination date for the revolving credit commitments to June 30, 2002 from June 30, 2004. We were obligated to deliver a financial plan through September 30, 2002, which detailed cash flow projections on a monthly basis as well as proposed alternatives for the refinancing of the syndicated credit facility or recapitalization of the Company.

On May 31, 2001, our lenders agreed with the financial plan that we submitted and agreed to restructure our existing syndicated credit facility. Upon receipt of the amended syndicated credit facility, long-term portions of borrowings were reclassified from current liabilities to long-term debt. Among other things, the amendment extended the final maturity of the syndicated credit facility from the previously agreed on date of June 30, 2002 to December 31, 2002, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings and revised covenant obligations. Interim principal obligations under the amendment included $16.0 million due in the fourth quarter of fiscal year 2001, $19.0 million, $4.0 million, $31.0 million and $9.0 million due in the first, second, third and fourth quarters of fiscal year 2002, respectively. All remaining amounts were due in the first quarter of fiscal year 2003.

In October 2001, we completed the sale of an office building in Seoul, South Korea, which generated net proceeds of approximately $20.0 million. We used $19.5 million of the proceeds to make the scheduled $19.0 million payment on the syndicated credit facility in October 2001. We also sold one of our non-core businesses in January 2002, which generated additional proceeds of approximately $17.6 million. We used $13.0 million of the proceeds to prepay our existing syndicated credit facility in January 2002 and utilized our operating cash flow to pay the remaining $18.0 million in June 2002.

We met all required principal and interest payments during fiscal years 2002 and 2001 and were in compliance with all of our financial covenants under the amended syndicated credit facility at September 30, 2002. In October 2002, we paid an additional $5.0 million of principal as required by the amended syndicated credit facility; however, as of December 31, 2002, we had not completed a refinancing transaction in order to pay the remaining balance of $224.7 million. The lenders agreed to temporarily extend the term of the syndicated credit facility and in January 2003, a formal amendment was executed. Among other things, the amendment extended the final maturity of the syndicated credit facility from the previously agreed on date of December 31, 2002 to December 31, 2003, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings and revised covenant obligations. Interim principal obligations under the amendment included $3.0 million and $9.5 million due in the third and fourth quarters of fiscal year 2003, respectively. The remaining outstanding amount totaling $212.2 million will be due in the first quarter of fiscal year 2004. We met all required principal and interest payments during the first six months of fiscal year 2003 and were in compliance with all of our financial covenants at March 28, 2003 under the newly extended amendment. As all remaining amounts under the amended syndicated credit facility are due within one year, the $223.3 million of outstanding borrowings under the syndicated credit facility have been classified as a current liability as of March 28, 2003.

Although not impacting current liquidity, the Company entered into the Exchange Agreement to exchange all of its outstanding Seminis Class C Preferred Stock (including accrued PIK dividends) having a principal value of $120.2 million, additional capital contributions (including accrued PIK dividends) of $46.7 million and accrued and unpaid cash dividends of $10.0 million into 37.7 million shares of Seminis Class A common stock. The remaining accrued and unpaid cash dividends on the Class C Preferred Stock of $15.0 million will remain due and payable and will be paid in cash by the Company in accordance with the terms of the Exchange Agreement. On July 3, 2002, the Company received an opinion from UBS Warburg that, as of such date, the number of shares of Class A common stock to be received by Savia in the exchange was fair from a financial point of view to the holders of the Company’s Class A common stock and Class B common stock (in each case other than Savia and its affiliates and other than holders of the Company’s Class B common stock that also hold shares of the Company’s Class B Redeemable preferred stock). The Exchange Agreement was approved by the Company’s Board of Directors on July 3, 2002 and was approved by our stockholders on September 26, 2002. Although the Exchange Agreement was approved by the stockholders at the 2002 Annual Meeting, it is subject to customary closing conditions and approvals by creditors of Savia and the Company. At this time, all of the closing conditions and approvals have not been satisfied and therefore, the exchange has not been consummated. The Company may not complete all of the transactions contemplated under the Exchange Agreement until the conditions and approvals are obtained or waived, including the payment by the Company of the accrued and unpaid dividends on the Class B preferred stock and the consent of the lenders under the Company’s syndicated credit facility.

In December 2002, Savia, Seminis’ majority stockholder, announced that it signed a letter of intent with Fox Paine & Company, LLC, a San Francisco based private equity firm, under which an acquisition company would be formed to acquire all the outstanding shares of Seminis common stock. The consummation of the proposed transaction would require the Company’s existing credit facility to be refinanced. It is anticipated that the proposed transaction would be funded, in part, by financing arranged by the newly-formed acquisition company. The proposed transaction is subject to certain conditions, including, among other things, the negotiation of definitive agreements and approval of the Seminis Board of Directors and stockholders. In response to the proposed transaction, Seminis formed a special committee of independent members of its Board of Directors on December 18, 2002 to, among other things, evaluate the proposed transaction and its fairness to the holders of Seminis common stock unaffiliated with Fox Paine or Savia and make a recommendation regarding the proposed transaction to the entire Seminis Board of Directors at the appropriate time. In April 2003, Savia announced that its shareholders approved the sale of Savia-owned Seminis shares as contemplated by the proposed transaction. While negotiations are proceeding, there can be no assurances that the proposed transaction will be approved by the Seminis special committee or Board of Directors, or that any transaction will be consummated.

Whereas we have met our obligations as well as covenant requirements under the amended credit facility through March 28, 2003, we must successfully execute a refinancing plan prior to December 31, 2003 in order to meet the final maturity of the facility. We will continue to pursue a refinancing plan, which may include negotiation of a new credit facility and/or placement of new debt securities; however, there can be no assurances that we will be able to successfully complete the refinancing. Additionally, as discussed above, there can be no assurances that the proposed transaction with Fox Paine and Savia will be consummated. Failure to comply with existing covenants, which would make the syndicated credit facility callable, or our inability to obtain adequate financing with terms satisfactory to Seminis prior to December 31, 2003 could have a material adverse impact on our business, results of operations or financial condition.

Note 3 — Inventories

Inventories consist of the following:

	March 28, 2003	September 30, 2002
	(Unaudited)
Seed	$238,196	$238,448
Unharvested crop growing costs	24,909	27,199
Supplies	8,069	6,880

	$271,174	$272,527

Note 4 — Goodwill

Changes in the net carrying amount of goodwill for the period ended March 28, 2003, are as follows:

Amount

Balance as of September 30, 2002	$98,931
Goodwill acquired during the period (unaudited)	304
Impairment losses (unaudited)	—
Translation adjustments and other (unaudited)	(1,657)

Balance as of March 28, 2003 (unaudited)	$97,578

Note 5 — Intangibles

The following table sets forth the Company’s intangible assets, at March 28, 2003 and September 30, 2002, which continue to be amortized:

		March 28, 2003			September 30, 2002

	Gross	Accumulated	Net	Gross	Accumulated	Net
	Carrying Amount	Amortization	Carrying Amount	Carrying Amount	Amortization	Carrying Amount

	(Unaudited)	(Unaudited)	(Unaudited)
Amortized intangible assets:
Germplasm	$99,662	$73,901	$25,761	$99,844	$71,431	$28,413
Software Costs	35,648	23,931	11,717	33,922	20,697	13,225
Trademarks	14,900	8,128	6,772	14,900	7,772	7,128
Other intangibles	26,813	14,543	12,270	25,953	12,847	13,106

Total	$177,023	$120,503	$56,520	$174,619	$112,747	$61,872

Amortization expense on intangible assets was $3,966 and $4,144 for the three months ended March 28, 2003 and March 29, 2002, respectively; and $7,893 and $8,302 for the six months ended March 28, 2003 and March 29, 2002, respectively. Based on current information, estimated amortization expense for acquired intangible assets for this fiscal year, and for each of the next four succeeding fiscal years, is expected to be approximately $15,756, $14,486, $13,454, $12,646 and $12,023, respectively.

Note 6 — Accrued Liabilities

Accrued liabilities consist of the following at March 28, 2003 and September 30, 2002:

	March 28, 2003	September 30, 2002

	(Unaudited)

Employee salaries and related benefits	$45,857	$44,754
Severance	5,053	3,269
Seedmen’s errors and omissions	5,449	4,072
Interest	3,234	412
Savia dividends and interest payable	26,146	25,383
Income taxes payable	4,135	3,236
Other	18,793	17,498

	$108,667	$98,624

Note 7 — Stock-Based Compensation

The Company has a policy whereby all stock option grants are priced at fair market value on the date of grant. Under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

In accordance with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures,” the following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS No. 123:

	For The Three Months Ended		For The Six Months Ended

	March 28, 2003	March 29, 2002	March 28, 2003	March 29,2002

	(Unaudited)		(Unaudited)
Net income (loss) available for common stockholders, as reported	$19,379	$20,993	$3,076	$(2,887)
Compensation expense, net of tax	(187)	(161)	(375)	(321)

Pro forma net income (loss) available for common stockholders	$19,192	$20,832	$2,701	$(3,208)

Net income (loss) available for common stockholders per common share as reported:
Basic	$0.30	$0.34	$0.05	$(0.05)
Diluted	$0.29	$0.33	$0.05	$(0.05)

Pro forma net income (loss) available for common stockholders per common share:
Basic	$0.30	$0.34	$0.04	$(0.05)
Diluted	$0.29	$0.33	$0.04	$(0.05)

Note 8 — Contingencies

We are involved from time to time as a defendant in various lawsuits arising in the normal course of business. We believe that no current claims, individually or in the aggregate, will have a material adverse effect on our business, results of operations or financial condition.

In January 2002, melon growers in Costa Rica notified us that our Dorado melon seeds were infected with Watermelon Fruit Blotch. Growers who purchased the infected Seminis seeds and growers whose crops were infected by the bacteria that spread from crops grown with the infected Seminis seeds have claimed damages against us. The claims related to those growers who purchased Seminis seeds have been settled for approximately $5.8 million, of which, approximately $2.6 million was recovered under our errors and omissions insurance policy and the remainder of the settlement was paid by the Company by July 2002. The claims related to the growers with infected crops total approximately $5.2 million and we believe these claims are covered under our general liability insurance policy. We have tentatively settled all of these claims and we have advanced approximately $2.1 million to the growers; however, we are unable to finalize the settlement because our general liability insurance carrier has denied coverage. We continue to believe the policy covers these claims and are pursuing enforcement of our rights under the policy coverage of the claims. In the event we cannot finalize the settlement, claims could increase above $5.2 million.

In early 2000, we filed a suit against Dietrich Schmidt, the former president of Seminis and the current president of United Genetics, a competitor of ours, United Genetics and two former Seminis breeders, Ken Owen and Wei Ouyang, for trade secret misappropriation and breach of contract. Schmidt filed a counterclaim for defamation against us. We were unsuccessful on our claims for trade secret misappropriation and breach of contract and Schmidt was successful on his counterclaim with the court awarding him $1 in nominal damages. The court subsequently awarded Schmidt, Owen and Ouyang their attorneys’ fees. We have appealed certain aspects of the judgement, including the fee award. The appeal is still pending and is not expected to be decided until late 2003.

On December 17, 2002 and January 4, 2003, five purported class action lawsuits were filed relating to the proposed transaction under which Fox Paine & Company, LLC, a San Francisco based private equity firm and certain Savia-related parties would acquire all of the outstanding shares of Seminis. Four of these actions — Garry Firth v. Alfonso Romo Garza, et al., Civil Action No. 20085, Boris Pozniak v. Alfonso Romo Garza, et al., Civil Action No. 20097, Pablo Herranz v. Seminis, Inc., et al., Civil Action No. 20105 and Haven Capital Management v. Seminis, Inc., et al., Civil Action No. 20140-NC were filed in the Delaware Court of Chancery (New Castle, County), while the fifth, Mark Rosales v. Seminis, Inc., Case No. CIV216255, was filed in California Superior Court (Ventura County). The Firth, Pozniak, Herranz and Haven complaints name as defendants Savia and Seminis, along with Seminis’ directors.

The Rosales complaint names as a defendant Seminis and its directors. All five complaints purport to be brought on behalf of Seminis common stockholders or their successors. The four complaints filed in Delaware have been consolidated into one action. All five complaints allege that the above-described transaction, if consummated, would provide insufficient consideration to Seminis common stockholders and allege that the defendants breached their fiduciary duties in connection with the transaction. The complaints seek a preliminary and permanent injunction to enjoin the transaction and, in the event the transaction is consummated, rescission and damages. The defendants will vigorously defend these actions.

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

RISK FACTORS

Readers should be aware that there are various risk factors including, but not limited to, those set forth below:

•	As of December 31, 2002, we had not completed a refinancing transaction in order to pay the remaining balance of our syndicated credit facility totaling $224.7 million. The lenders agreed to temporarily extend the term of the syndicated credit facility and in January 2003, a formal amendment was executed. Among other things, the amendment extended the final maturity of the syndicated credit facility from the previously agreed upon date of December 31, 2002 to December 31, 2003, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings and revised covenant obligations. Interim principal obligations under the amendment included $3.0 million and $9.5 million due in the third and fourth quarters of fiscal year 2003, respectively. The remaining outstanding amount totaling $212.2 million will be due in the first quarter of fiscal year 2004. Whereas we have met our obligations as well as covenant requirements under the amended syndicated credit facility through March 28, 2003, we must successfully execute a refinancing plan prior to December 31, 2003 in order to meet the final maturity of the facility. We will continue to pursue a refinancing plan, which may include negotiation of a new syndicated credit facility and/or placement of new debt securities; however, there can be no assurances that we will be able to successfully complete the refinancing. Additionally, there can be no assurances that the proposed transaction with Savia and Fox Paine will be consummated. Failure to comply with existing covenants, which would make the syndicated debt callable or our inability to obtain adequate financing with reasonable terms prior to December 31, 2003 could have a material adverse impact on our business, results of operations or financial condition.

•	The Company is currently restricted from any additional borrowings under the syndicated credit facility. As of November 2000, Savia, Seminis’ parent company, suspended advancing funds to the Company.

•	Savia owns approximately 63.4% of the Company’s outstanding common stock and controls 78.9% of the vote of its common stock. Accordingly, Savia controls the Company and has the power to approve all actions requiring the approval of our stockholders, including the power to elect all of its directors. Therefore, Savia effectively controls our management.

•	A new management team has been in place since August 2000. The Company’s ability to generate operating profits and cash flows will be dependent on their successful implementation of the Company’s strategic initiatives including, but not limited to the Global Restructuring and Optimization Plan (as described below).

•	The Company continues to invest in research and development in order to enable us to identify and develop new products to meet consumer demands. In fiscal year 2002, our investment in research and development represented 9.8% of net sales. Despite investments in this area, our research and development may not result in the discovery or successful development of new products, which will be accepted by our customers.

•	The Company may have the inability to protect its intellectual property due to the uncertainty of litigation and the ineffectiveness of the laws in some of the countries that the Company currently has operations, which could have a material adverse effect on our business, results of operations or financial condition.

•	A change in U.S. law protecting plant patents could take away patent protection for the Company’s patented seeds, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company faces substantial competition due to technological advances by competitors such as other seed companies, pharmaceutical and chemical companies and biotechnology companies. Many of these companies have substantially greater resources than the Company. If a competitor introduces a competitively successful product, it could take years to develop a competitive seed variety, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company’s failure to accurately forecast and manage inventory could result in an unexpected shortfall or surplus of seeds, which could have a material adverse effect on our business, results of operations or financial condition.

•	Extreme weather conditions, disease and pests can materially and adversely affect the quality and quantity of seeds produced. There can be no assurance that these factors will not affect a substantial portion of the Company’s production in any year and have a material adverse effect on our business, results of operations or financial condition.

•	Defective seeds could result in warranty claims and negative publicity and the insurance covering warranty claims may become unavailable or be inadequate, which could have a material adverse effect on our business, results of operations or financial condition.

OVERVIEW

Seminis is the leading worldwide developer, producer and marketer of vegetable and fruit seeds. We produce more than 60 species and 4,000 vegetable and fruit seed products (which do not include tree and citrus fruits). We market our seeds through four full-line brands — Seminis, Asgrow, Petoseed and Royal Sluis — and five specialty and regional brands. We have established a worldwide presence and global distribution system. We market seeds in over 150 countries, have 48 research and development facilities in 17 countries and territories and production sites in over 25 countries, which allows us to remain close to local markets around the world, adapt our products to any microclimate and meet the preferences of local consumers.

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

Restructuring and Optimization Plan.

     The remaining components of the restructuring accruals are as follows:

		Amounts	Balance at	Additional	Amounts	Balance at	Additional	Amounts	Balance at	Amounts	Balance at
	Charges	Incurred	Sept. 30,	Charges	Incurred	Sept. 30,	Charges	Incurred	Sept. 30,	Incurred	Mar 28,
	2000	2000	2000	2001	2001	2001	2002	2002	2002	2003	2003

										(Unaudited)	(Unaudited)
Severance and related expenses	$14.0	$(1.8)	$12.2	$12.0	$(12.3)	$11.9	$—	$(8.6)	$3.3	$(2.6)	$0.7
Inventory write-downs	18.4	(18.4)	—	58.2	(58.2)	—	—	—	—	—	—
Other	2.0	(2.0)	—	—	—	—	—	—	—	—	—

Total	$34.4	$(22.2)	$12.2	$70.2	$(70.5)	$11.9	$—	$(8.6)	$3.3	$(2.6)	$0.7

To date, there have been no material adjustments to amounts accrued under the plan. The remaining $0.7 million reserve balance is expected to be utilized in fiscal year 2003.

Results of Operations

The table below sets forth Seminis’ results of operations data expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

	(Unaudited)		(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	63.5	62.9	63.2	62.7
Research and development expenses	6.9	6.3	9.3	9.2
Selling, general and administrative expenses	30.6	29.3	38.1	38.1
Amortization of intangible assets	2.5	2.7	3.3	3.6

Total operating expenses	40.0	38.3	50.7	50.9
Gain on sale of assets	1.0	2.8	0.4	2.2

Income from operations	24.5	27.4	12.9	14.0
Interest expense, net	(5.3)	(4.6)	(6.3)	(6.1)
Other non-operating income (expense), net	0.3	(2.0)	0.2	(2.0)

Income before income taxes	19.5	20.8	6.8	5.9
Income tax expense	(4.4)	(4.1)	(1.7)	(3.2)

Net income	15.1%	16.7%	5.1%	2.7%

Six months ended March 28, 2003 compared with six months ended March 29, 2002

Net sales

Net sales increased 3.1% to $239.6 million for the six months ended March 28, 2003 from $232.4 million for the same period ended March 29, 2002. The result was primarily due to $11.1 million of favorable currency fluctuations relating to the strengthening of the Euro and South Korean Won versus the U.S. Dollar during the six months ended March 28, 2003, compared to the same period in the prior fiscal year, offset by $2.0 million from the divestiture of a non-core business in January 2002. In constant dollars, stated at monthly average exchange rates of fiscal year 2002, and excluding the sales of the divested and phased out non-core businesses, sales would have decreased 0.8%. Despite a general seed price increase in all the regions, sales were affected by a volume decrease. This decrease was primarily due to weaker sales in the Far East that were attributable to a reduction of acreage for hot pepper varieties and demand for watermelon varieties. Our business is subject to seasonal fluctuations and, therefore, the sales for the first half of a fiscal year are not necessarily indicative of those to be expected in any other interim period or for an entire fiscal year.

Gross Profit

Gross profit increased 3.9% to $151.4 million for the six months ended March 28, 2003 from $145.6 million for the six months ended March 29, 2002. Gross margin increased to 63.2% for the six months ended March 28, 2003 from 62.7% for the six months ended March 29, 2002. The increase was primarily due to general seed price increases in all regions as well as an improved product mix.

Research and Development Expenses

Research and development expenses increased 4.0% to $22.4 million for the six months ended March 28, 2003 from $21.5 million for the six months ended March 29, 2002. The increase was primarily due to the currency fluctuation impact on research and development expenses denominated in the Euro and South Korean Won.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 3.2% to $91.3 million for the six months ended March 28, 2003 from $88.5 million for the six months ended March 29, 2002. The increase was primarily attributable to an accrual of $4.4 million related to an executive severance package, the incurrence of $1.2 million of legal and financial advisory expenses related to the proposed transaction and currency fluctuation impact during this fiscal year. Such increases were partially offset by $2.9 million of expenses related to a divested non-core business, $2.6 million of restricted stock award expenses and $0.8 million of consulting fees related to restructuring during the same period last fiscal year.

Amortization of Intangible Assets

Amortization of intangible assets decreased 4.9% to $7.9 million for the six months ended March 28, 2003 from $8.3 million for the six months ended March 29, 2002. The decrease was primarily due to the effect of latter stages of accelerated amortization of intangible assets related to purchase accounting. The decrease was partially offset by the currency impact from the fluctuation of the South Korean Won on South Korean based intangible assets.

Gain on Sale of Assets

The gain on sale of assets of $1.1 million for the six months ended March 28, 2003 was primarily from the sale of certain South Korean assets, a Salinas, California property and a company owned house. The gain on sale of assets of $5.3 million for the six months ended March 29, 2002 was primarily from the sale of a non-core business and asset sales of our South Korean subsidiary.

Interest Expense, Net

Interest expense, net, increased 5.9% to $14.9 million for the six months ended March 28, 2003 from $14.1 million for the six months ended March 29, 2002. The increase was primarily due to amortization of increased deferred financing fees and higher interest rates resulting from the amendment of the Company’s syndicated credit facility in January 2003, offset by the effect of lower average debt balances.

Other Non-Operating Income (expense), Net

We had other non-operating income, including foreign currency gain (loss), net, of $0.5 million for the six months ended March 28, 2003 as compared to other non-operating expense, net, of $4.7 million for the six months ended March 29, 2002. Other non-operating income, net, for the six months ended March 28, 2003 primarily consists of non-operating gains from subsidiaries in South Korea and Chile. Other non-operating expense, net, for the six months ended March 29, 2002 primarily consists of foreign currency losses of $4.3 million resulting from currency fluctuations in South America and a United States Dollar denominated loan in the Netherlands.

Income Tax Expense

Income tax expense was $4.1 million for the six months ended March 28, 2003 compared to income tax expense of $7.5 million for the six months ended March 29, 2002. The change in the effective tax rate during the first six months of fiscal year 2003 compared to the same period in the prior year was primarily due to the mix of worldwide income. The decrease was also due to a change in the effective tax rates for the current period compared to the same period of the prior year resulting from taxable income generated in jurisdictions with net operating loss carryforwards for which no benefits were previously recorded.

Three months ended March 28, 2003 compared with three months ended March 29, 2002

Net sales

Net sales increased 4.4% to $159.0 million for the three months ended March 28, 2003 from $152.3 million for the same period ended March 29, 2002. The result was primarily due to $10.3 million of favorable currency fluctuations relating to the strengthening of the Euro and South Korean Won versus the U.S. Dollar during the three months ended March 28, 2003, compared to the same period in the prior fiscal year. In constant dollars, stated at monthly average exchange rates of fiscal year 2002, and excluding the phased out non-core business, sales would have decreased 2.3%. Despite a general seed price increase in all the regions, sales were affected by a volume decrease. This decrease was primarily due to weaker sales in the Far East that were attributable to a reduction of acreage for hot pepper varieties and demand for watermelon varieties. Our business is subject to seasonal fluctuations and, therefore, the sales for the second quarter of a fiscal year are not necessarily indicative of those to be expected in any other interim period or for an entire fiscal year.

Gross Profit

Gross profit increased 5.4% to $101.0 million for the three months ended March 28, 2003 from $95.9 million for the three months ended March 29, 2002. Gross margin increased to 63.5% for the three months ended March 28, 2003 from 62.9% for the three months ended March 29, 2002. The increase was primarily due to general seed price increases in all regions as well as an improved product mix.

Research and Development Expenses

Research and development expenses increased 14.0% to $11.0 million for the three months ended March 28, 2003 from $9.6 million for the three months ended March 29, 2002. The increase was primarily due to the currency fluctuation impact on research and development expenses denominated in the Euro and South Korean Won.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9.0% to $48.6 million for the three months ended March 28, 2003 from $44.6 million for the three months ended March 29, 2002. The increase was primarily attributable to an accrual of $4.4 million related to an executive severance package, the incurrence of $1.2 million of legal and financial advisory expenses related to the proposed transaction and currency fluctuation impact during this fiscal year. Such increases were partially offset by $1.3 million of restricted stock award expenses and $0.5 million of consulting fees related to restructuring during the same period last fiscal year.

Amortization of Intangible Assets

Amortization of intangible assets decreased 4.3% to $4.0 million for the three months ended March 28, 2003 from $4.1 million for the three months ended March 29, 2002. The decrease was primarily due to the effect of latter stages of accelerated amortization of intangible assets related to purchase accounting. The decrease was partially offset by the currency impact from the fluctuation of the South Korean Won on South Korean based intangible assets.

Gain on Sale of Assets

The gain on sale of assets of $1.5 million for the three months ended March 28, 2003 was primarily from the sale of certain South Korean assets, a Salinas, California property and a company owned house, compared to a gain on sale of assets of $4.4 million for the three months ended March 29, 2002 primarily from the sale of a non-core business and fixed asset sales from subsidiaries in the U.S. and South Korea.

Interest Expense, Net

Interest expense, net, increased 21.8% to $8.4 million for the three months ended March 28, 2003 from $6.9 million for the three months ended March 29, 2002. The increase was primarily due to amortization of increased deferred financing fees and higher interest rates resulting from the amendment of the Company’s syndicated credit facility in January 2003, offset by the effect of lower average debt balances.

Other Non-Operating Income (Expense), Net

Seminis had other non-operating income, including foreign currency gain (loss), net, of $0.5 million for the three months ended March 28, 2003 as compared to other non-operating expense, net, of $3.1 million for the three months ended March 29, 2002. Other non-operating income, net, for the three months ended March 28, 2003 primarily consists of an approximate $0.2 million gain from foreign currency resulting from currency fluctuations of a United States Dollar denominated loan in the Netherlands and $0.3 million of non-operating gains from subsidiaries in Chile and South Korea. Other non-operating expense, net, for the three months ended March 29, 2002 primarily consists of foreign currency losses of $3.3 million resulting from currency devaluations in South America and a United States Dollar denominated loan in the Netherlands, offset by $0.2 million of non-operating gains from several subsidiaries.

Income Tax Expense

Income tax expense increased 13.5% to $7.0 million for the three months ended March 28, 2003 from $6.2 million for the three months ended March 29, 2002. The change in the effective tax rate during the second quarter of fiscal year 2003 compared to the same period in the prior year was primarily due to the mix of worldwide income.

Seasonality

The seed business is highly seasonal. Generally, net sales are highest in the second fiscal quarter due to increased demand from Northern Hemisphere growers who plant seed in the early spring. We recorded 33.7% of our fiscal year 2002 net sales during our second fiscal quarter. We have historically operated at a loss during the first and third fiscal quarters due to lower sales during such quarters. Our results in any particular quarter should not be considered indicative of those to be expected for a full year.

Liquidity and Capital Resources

Cash flows from operations

Operating activities utilized $8.4 million in cash flow during the first six months of fiscal year 2003 compared to $14.8 million utilized during the same period in the prior fiscal year. When compared to the corresponding period in the prior year, the improvement in cash utilization was primarily due to the increase in net income, a reduction in the payment of accounts payable and accrued liabilities, offset by increases in accounts receivable and prepaids.

Cash flows from investments

Investing activities provided $2.0 million in cash flow during the first six months of fiscal year 2003 compared to $35.5 million in the same period in the prior fiscal year. The variance is primarily due to $17.6 million of proceeds from the sale of a non-core business and $24.3 million of proceeds from the disposition of assets primarily related to an office building in Seoul during last fiscal year. Capital expenditures remained consistent between the two fiscal periods.

Cash flows from financing

Our total indebtedness as of March 28, 2003 was $283.1 million, of which $223.3 million were borrowings under our existing syndicated credit facility. We had $13.0 million, $10.8 million, $6.9 million and $24.0 million of borrowings by our United States, Italian, Spanish and South Korean subsidiaries, respectively, and $5.1 million of borrowings by other foreign subsidiaries.

As of September 30, 2000, we were not in compliance with certain covenants of our existing syndicated credit facility, which gave the lenders the right to accelerate payment of all amounts outstanding under the facility. In December 2000, the lenders granted a waiver with respect to these covenants that extended through April 30, 2001, at which time any defaults would once again arise. As we did not expect to be in compliance with our covenants once the waiver expired, all outstanding borrowings under the syndicated credit facility were classified as a current liability as of September 30, 2000. In connection with granting the waivers, the lenders agreed to reschedule principal payments within fiscal year 2001. The lenders also accelerated the final maturity of the term loan and the termination date for the revolving credit commitments to June 30, 2002 from June 30, 2004. We were obligated to deliver a financial plan through September 30, 2002, which detailed cash flow projections on a monthly basis as well as proposed alternatives for the refinancing of the syndicated credit facility or recapitalization of the company.

On May 31, 2001, our lenders agreed with the financial plan that we submitted and agreed to restructure our existing syndicated credit facility. Upon receipt of the amended syndicated credit facility, long-term portions of borrowings were reclassified from current liabilities to long-term debt. Among other things, the amendment extended the final maturity of the syndicated credit facility from the previously agreed on date of June 30, 2002 to December 31, 2002, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings and revised covenant obligations. Interim principal obligations under the amendment included $16.0 million due in the fourth quarter of fiscal year 2001, $19.0 million, $4.0 million, $31.0 million and $9.0 million due in the first, second, third and fourth quarters of fiscal year 2002, respectively. All remaining amounts were due in the first quarter of fiscal year 2003.

In October 2001, we completed the sale of an office building in Seoul, South Korea, which generated net proceeds of approximately $20.0 million. We used $19.5 million of the proceeds to make the scheduled $19.0 million payment on the syndicated credit facility in October 2001. We also sold one of our non-core businesses in January 2002, which generated additional proceeds of approximately $17.6 million. We used $13.0 million of the proceeds to prepay our existing syndicated credit facility in January 2002 and utilized our operating cash flow to pay the remaining $18.0 million in June 2002.

We met all required principal and interest payments during fiscal years 2002 and 2001 and were in compliance with all of our financial covenants under the amended syndicated credit facility at September 30, 2002. In October 2002, we paid an additional $5.0 million of principal as required by the amended syndicated credit facility; however, as of December 31, 2002, we had not completed a refinancing transaction in order to pay the remaining balance of $224.7 million. The lenders agreed to temporarily extend the term of the syndicated credit facility and in January 2003, a formal amendment was executed. Among other things, the amendment extended the final maturity of the syndicated credit facility from the previously agreed on date of December 31, 2002 to December 31, 2003, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings and revised covenant obligations. Interim principal obligations under the amendment included $3.0 million and $9.5 million due in the third and fourth quarters of fiscal year 2003, respectively. The remaining outstanding amount totaling $212.2 million will be due in the first quarter of fiscal year 2004. We met all required principal and interest payments during the first six months of fiscal year 2003 and were in compliance with all of our financial covenants at March 28, 2003 under the newly extended amendment. As all remaining amounts under the amended syndicated credit facility are due within one year, the $223.3 million of outstanding borrowings under the syndicated credit facility have been classified as a current liability as of March 28, 2003.

Although not impacting current liquidity, the Company entered into the Exchange Agreement to exchange all of its outstanding Seminis Class C Preferred Stock (including accrued PIK dividends) having a principal value of $120.2 million, additional capital contributions (including accrued PIK dividends) of $46.7 million and accrued and unpaid cash dividends of $10.0 million into 37.7 million shares of Seminis Class A common stock. The remaining accrued and unpaid cash dividends on the Class C Preferred Stock of $15.0 million will remain due and payable and will be paid in cash by the Company in accordance with the terms of the Exchange Agreement. On July 3, 2002, the Company received an opinion from UBS Warburg that, as of such date, the number of shares of

Class A common stock to be received by Savia in the exchange was fair from a financial point of view to the holders of the Company’s Class A common stock and Class B common stock (in each case other than Savia and its affiliates and other than holders of the Company’s Class B common stock that also hold shares of the Company’s Class B Redeemable preferred stock). The Exchange Agreement was approved by the Company’s Board of Directors on July 3, 2002 and was approved by our stockholders on September 26, 2002. Although the Exchange Agreement was approved by the stockholders at the 2002 Annual Meeting, it is subject to customary closing conditions and approvals by creditors of Savia and the Company. At this time, all of the closing conditions and approvals have not been satisfied and therefore, the exchange has not been consummated. The Company may not complete all of the transactions contemplated under the Exchange Agreement until the conditions and approvals are obtained or waived, including the payment by the Company of the accrued and unpaid dividends on the Class B preferred stock and the consent of the lenders under the Company’s syndicated credit facility.

In December 2002, Savia, Seminis’ majority stockholder, announced that it signed a letter of intent with Fox Paine & Company, LLC, a San Francisco based private equity firm, under which an acquisition company would be formed to acquire all the outstanding shares of Seminis common stock. The consummation of the proposed transaction would require the Company’s existing credit facility to be refinanced. It is anticipated that the proposed transaction would be funded, in part, by financing arranged by the newly-formed acquisition company. The proposed transaction is subject to certain conditions, including, among others, the negotiation of definitive agreements and approval of the Seminis Board of Directors and stockholders. In response to the proposed transaction, Seminis formed a special committee of independent members of its Board of Directors on December 18, 2002 to, among other things, evaluate the proposed transaction and its fairness to the holders of Seminis common stock unaffiliated with Fox Paine or Savia and make a recommendation regarding the proposed transaction to the entire Seminis Board of Directors at the appropriate time. In April 2003, Savia announced that its shareholders approved the sale of Savia-owned Seminis shares as contemplated by the proposed transaction. While negotiations are proceeding, there can be no assurances that the proposed transaction will be approved by the Seminis special committee or Board of Directors, or that any transaction will be consummated.

Whereas we have met our obligations as well as covenant requirements under the amended credit facility through March 28, 2003, we must successfully execute a refinancing plan prior to December 31, 2003 in order to meet the final maturity of the facility. We will continue to pursue a refinancing plan, which may include negotiation of a new credit facility and/or placement of new debt securities; however, there can be no assurances that we will be able to successfully complete the refinancing. Additionally, as discussed above, there can be no assurances that the proposed transaction with Fox Paine and Savia will be consummated. Failure to comply with existing covenants, which would make the syndicated credit facility callable, or our inability to obtain adequate financing with terms satisfactory to Seminis prior to December 31, 2003 could have a material adverse impact on our business, results of operations or financial condition.

Seminis’ exposure to foreign currency fluctuations is primarily due to foreign currency gains or losses that occur from intercompany receivables and payables between Seminis and its foreign subsidiaries and from the U.S. dollar denominated loan, originated by SVS Holland, B.V., a foreign subsidiary of Seminis. Seminis does not have any material outstanding hedging contracts as of March 28, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market risk disclosures set forth in the 2002 Form 10-K have not changed significantly through the second quarter ended March 28, 2003.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s chief executive officer and VP WW Corporate Comptroller and chief accounting officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report. Based on such evaluation, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the period covered by this quarterly report.

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

In early 2000, we filed a suit against Dietrich Schmidt, the former president of Seminis and the current president of United Genetics, a competitor of ours, United Genetics and two former Seminis breeders, Ken Owen and Wei Ouyang, for trade secret misappropriation and breach of contract. Schmidt filed a counterclaim for defamation against us. We were unsuccessful on our claims for trade secret misappropriation and breach of contract and Schmidt was successful on his counterclaim with the court awarding him $1 in nominal damages. The court subsequently awarded Schmidt, Owen, Ouyang their attorneys’ fees. We have appealed certain aspects of the judgement, including the fee award. The appeal is still pending and is not expected to be decided until late 2003.

On December 17, 2002 and January 4, 2003, five purported class action lawsuits were filed relating to the proposed transaction under which Fox Paine & Company, LLC, a San Francisco based private equity firm and certain Savia-related parties would acquire all of the outstanding shares of Seminis. Four of these actions — Garry Firth v. Alfonso Romo Garza, et al., Civil Action No. 20085, Boris Pozniak v. Alfonso Romo Garza, et al., Civil Action No. 20097, Pablo Herranz v. Seminis, Inc., et al., Civil Action No. 20105 and Haven Capital Management v. Seminis, Inc., et al., Civil Action No. 20140-NC were filed in the Delaware Court of Chancery (New Castle, County), while the fifth, Mark Rosales v. Seminis, Inc., Case No. CIV216255, was filed in California Superior Court (Ventura County). The Firth, Pozniak, Herranz and Haven complaints name as defendants Savia and Seminis, along with Seminis’ directors. The Rosales complaint names as a defendant Seminis and its directors. All five complaints purport to be brought on behalf of Seminis common stockholders or their successors. The four complaints filed in Delaware have been consolidated into one action. All five complaints allege that the above-described transaction, if consummated, would provide insufficient consideration to Seminis common stockholders and allege that the defendants breached their fiduciary duties in connection with the transaction. The complaints seek a preliminary and permanent injunction to enjoin the transaction and, in the event the transaction is consummated, rescission and damages. The defendants will vigorously defend these actions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits See exhibits index.

(b)	Reports on Form 8-K None.

Exhibit Index

Exhibit
Number	Description

(a) 1	Form of Underwriting Agreement
(c) 2	Merger Agreement by and between Seminis, Inc., an Illinois corporation and Seminis, Inc., a Delaware corporation
(c) 3.1	Certificate of Incorporation
(c) 3.2	Certificate of Designations of Class A Mandatorily Redeemable Preferred Stock and Class B Mandatorily Redeemable Preferred Stock of Seminis, Inc.
(c) 3.3	Certificate of Designations of Class C Redeemable Preferred Stock of Seminis, Inc.
(c) 3.4	By-Laws
(c) 4.1	Form of Class A Common Stock Certificate
(a) 4.2	Registration Rights Agreement by and among Seminis, Inc. and certain shareholders of Seminis, dated October 1, 1995
(c) 5	Opinion of Milbank, Tweed, Hadley & McCloy LLP
(a) 10.1	Seminis, Inc. 1998 Stock Option Plan
(b) 10.2	Amended and Restated Seminis, Inc. 1998 Stock Option Plan
(a) 10.3	Share Subscription Agreement by and between Seminis, Inc. and Hungnong Seed Co., Ltd., dated June 12, 1998
(c) 10.4	Form of New Syndicated credit facility among Seminis, Inc, Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as lenders, dated as of June 28, 1999
(c) 10.5	Form of Letter Agreement between Savia, S.A. de C.V. and Seminis, Inc. dated as of June 21, 1999
(d) 10.6	Second Amendment and Waiver to Syndicated credit facility dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, Dated as of June 29, 2000, effective March 31, 2000
(d) 10.7	Security Agreement Re: Accounts, Inventory and General Intangibles among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of June 29, 2000
(e) 10.8	Interim Waiver Agreement to Syndicated credit facility dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of September 30, 2000, effective September 30, 2000.
(d) 10.9	Extension of Interim Waiver Agreement to Syndicated credit facility dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of December 30, 2000, effective December 30, 2000.
(f) 10.10	Modification and Interim Waiver Agreement to Syndicated credit facility dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of December 29, 2000, effective December 29, 2000.
(g) 10.11	Modification and Interim Waiver Agreement to Syndicated credit facility dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of April 30, 2001, effective April 30, 2001.
(h) 10.12	Modification and Interim Waiver Agreement to Syndicated credit facility dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually time parties thereto, as Lenders, dated as of May 31, 2001, effective May 31, 2001. and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to
(i) 10.13	Revision to (h) 10.12
(b) 21	Subsidiaries of Registrant
27.1	Financial Data Schedule
(j)99.1/99.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
(k) 99.3/99.4	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
(k) 10.14	Modification and Interim Waiver Agreement to Syndicated credit facility dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of December 31, 2002, effective December 31, 2002.
(k) 10.15	Modification and Interim Waiver Agreement to Syndicated credit facility dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of December 31, 2002, effective December 31, 2002.
(l) 99.5/99.6	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
(m) 99.7/99.8	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
(n) 10.16	Employment contract of Alfonso Romo Garza
(o) 10.17	Employment contract of Eugenio Najera Solorzano
(p) 10.18	Employment contract of Bruno Ferrari
(q) 10.19	Employment contract of Oscar Velasco Martinez
(r) 10.20	Employment contract of Gaspar Alvarez Martinez
(s) 10.21	Consulting Agreement between Seminis Vegetable Seeds, Inc. and N and N Corporate Consulting, S.C.

Exhibit
Number	Description

(a)	Incorporated by reference to Seminis’ Form S-1 filed on February 11, 1999.
(b)	Incorporated by reference to Seminis’ Amendment No. 2 to Form S-1 filed on May 27, 1999.
(c)	Incorporated by reference to Seminis’ Amendment No. 3 to Form S-1 filed on June 21, 1999.
(d)	Filed with the June 30, 2000 Form 10Q.
(e)	Filed with the September 30, 2000 Form 10K.
(f)	Filed with the December 30, 2000 Form 10Q.
(g)	Filed with the March 30, 2001 Form 10Q.
(h)	Filed with the June 29, 2001 Form 10Q.
(i)	Filed with the September 30, 2001 Form 10K.
(j)	Filed with the June 28, 2002 Form 10Q.
(k)	Filed with the September 30, 2002 Form 10K.
(l)	Filed with the December 27, 2002 Form 10Q.
(m)-(s)	Filed with the March 28, 2003 Form 10Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2003	SEMINIS, INC.

/s/ Alfonso Romo Garza Alfonso Romo Garza Chief Executive Officer (Principal Executive Officer)

/s/ Gaspar Alvarez Martinez Gaspar Alvarez Martinez VP WW Corporate Comptroller & Chief Accounting Officer (Principal Financial and Accounting Officer)

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ Gaspar Alvarez Martinez Gaspar Alvarez Martinez VP WW Corporate Comptroller & Chief Accounting Officer