Form 10-Q
period 2003-06-27
SEMINIS INC
filed 2003-08-11
CIK 1078259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2003

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

     Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     Indicate, by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). YES ☐ NO ☒

     As of July 31, 2003, the Registrant had 19,012,719 registered shares of Class A Common Stock, $0.01 par value per share, issued and outstanding and 45,142,508 unregistered shares of Class B Common Stock, $0.01 par value per share, issued and outstanding.

SEMINIS, INC.

Form 10-Q
For the Quarterly Period Ended June 27, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMINIS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

		As of
	As of	September 30,
	June 27, 2003	2002

	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$28,130	$36,805
Accounts receivable, less allowances for doubtful accounts of $14,154 and $12,344, respectively	175,269	140,315
Inventories	266,150	272,527
Prepaid expenses and other current assets	4,329	2,427

Total current assets	473,878	452,074
Property, plant and equipment, net	163,564	168,729
Goodwill, net	102,706	98,931
Intangible assets, net	54,514	61,872
Other assets	20,035	18,391

	$814,697	$799,997

Liabilities, Mandatorily Redeemable Stock and Stockholders’ Equity:
Current liabilities
Short-term borrowings	$39,774	$28,532
Current maturities of long-term debt	219,454	21,709
Accounts payable	22,784	38,179
Accrued liabilities	97,218	98,624

Total current liabilities	379,230	187,044
Long-term debt	14,965	228,293
Deferred income taxes	18,740	15,753
Minority interest in subsidiaries	1,677	1,902

Total liabilities	414,612	432,992

Commitments and contingencies (see Note 8)
Mandatorily redeemable stock
Class B Redeemable Preferred Stock, $.01 par value; 25 shares authorized as of June 27, 2003 and September 30, 2002; 25 shares issued and outstanding as of June 27, 2003 and September 30, 2002	31,000	29,500

Total mandatorily redeemable stock	31,000	29,500

Stockholders’ equity
Class C Preferred Stock, $.01 par value; 17 and 14 shares authorized as of June 27, 2003 and September 30, 2002, respectively; 17 and 12 shares issued and outstanding as of June 27, 2003 and September 30, 2002, respectively (Liquidation Value of $191.9 and $138.2 million at June 27, 2003 and September 30, 2002, respectively)	1	1
Class A Common Stock, $.01 par value; 211,000 shares authorized as of June 27, 2003 and September 30, 2002; 19,013 and 18,940 shares issued and outstanding as of June 27, 2003 and September 30, 2002, respectively	190	190
Class B Common Stock, $.01 par value; 67,000 shares authorized as of June 27, 2003 and September 30, 2002; 45,142 shares issued and outstanding as of June 27, 2003 and September 30, 2002	452	452
Additional paid-in-capital	697,855	699,255
Accumulated deficit	(315,642)	(324,558)
Accumulated other comprehensive loss	(13,771)	(37,835)

Total stockholders’ equity	369,085	337,505

	$814,697	$799,997

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net sales	$113,088	$106,564	$352,705	$338,952
Cost of goods sold	42,113	41,581	130,354	128,325

Gross profit	70,975	64,983	222,351	210,627

Operating expenses
Research and development expenses	12,564	10,973	34,942	32,483
Selling, general and administrative expenses	46,685	43,972	138,022	132,500
Amortization of intangible assets	4,014	4,236	11,907	12,538

Total operating expenses	63,263	59,181	184,871	177,521

Gain on sale of assets	366	448	1,457	5,723

Income from operations	8,078	6,250	38,937	38,829

Other income (expense)
Interest income	120	104	626	346
Interest expense	(8,920)	(7,186)	(24,361)	(21,530)
Foreign currency gain (loss)	151	2,838	180	(1,504)
Other, net	(930)	720	(483)	410

	(9,579)	(3,524)	(24,038)	(22,278)

Income (loss) before income taxes	(1,501)	2,726	14,899	16,551
Income tax benefit (expense)	(1,843)	1,538	(5,983)	(5,944)

Net income (loss)	(3,344)	4,264	8,916	10,607
Preferred stock dividends	(4,660)	(3,496)	(13,844)	(10,423)
Additional capital contribution dividends	—	(1,164)	—	(3,467)

Net loss available for common stockholders	$(8,004)	$(396)	$(4,928)	$(3,283)

Net loss available for common stockholders per common share:
Basic/diluted	$(0.12)	$(0.01)	$(0.08)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
Consolidated Statement of Stockholders’ Equity
(In thousands)

	Class C		Class A		Class B
	Preferred Stock		Common Stock		Common Stock

	Number	Amount	Number	Amount	Number	Amount

Balance, September 30, 2002	12	$1	18,940	$190	45,142	$452
Comprehensive income
Net income (Unaudited)	—	—	—	—	—	—
Translation Adjustment (Unaudited)	—	—	—	—	—	—
Conversion of additional capital
Contribution to Class C Preferred Stock (Unaudited)	5	—	—	—	—	—
Options Exercised (Unaudited)	—	—	73	—	—	—
Dividends on Redeemable Preferred Stock (Unaudited)	—	—	—	—	—	—

Balance, June 27, 2003 (Unaudited)	17	$1	19,013	$190	45,142	$452

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Additional		Other	Total
	Paid-In	Accumulated	Comprehensive	Stockholders’
	Capital	Deficit	Loss	Equity

Balance, September 30, 2002	$699,255	$(324,558)	$(37,835)	$337,505
Comprehensive income
Net income (Unaudited)	—	8,916	—	8,916
Translation Adjustment (Unaudited)	—	—	24,064	24,064

				32,980
Conversion of additional capital
Contribution to Class C Preferred Stock (Unaudited)	—	—	—	—
Options Exercised (Unaudited)	100	—	—	100
Dividends on Redeemable Preferred Stock (Unaudited)	(1,500)	—	—	(1,500)

Balance, June 27, 2003 (Unaudited)	$697,855	$(315,642)	$(13,771)	$369,085

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months Ended

	June 27, 2003	June 28, 2002

	(Unaudited)
Cash flows from operating activities:
Net income	$8,916	$10,607
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,875	23,993
Gain on sale of fixed assets	(1,457)	(1,705)
Deferred income taxes	2,156	3,752
Provision for minority interest subsidiary	153	616
Inventory write-down	11,104	12,309
Gain on sale of non-core business	—	(4,018)
Compensation expense for restricted stock	—	4,359
Other	915	(4,066)
Changes in assets and liabilities:
Accounts receivable	(24,830)	(14,942)
Inventories	8,766	5,198
Prepaid expenses and other assets	(8,591)	(3,753)
Current income taxes	(63)	(3,953)
Accounts payable	(17,376)	(25,505)
Other liabilities	(6,158)	(448)

Net cash provided by (used in) operating activities	(3,590)	2,444

Cash flows from investing activities:
Purchases of fixed and intangible assets	(9,546)	(8,767)
Proceeds from disposition of assets	8,969	25,758
Proceeds from sale of non-core business	—	17,551
Other	(36)	(569)

Net cash provided by (used in) investing activities	(613)	33,973

Cash flows from financing activities:
Proceeds from long-term debt	686	1,636
Repayment of long-term debt	(16,754)	(56,902)
Net short-term borrowings	8,170	14,981
Other	100	—

Net cash used in financing activities	(7,798)	(40,285)

Effect of exchange rate changes on cash and cash equivalents	3,326	2,370

Decrease in cash and cash equivalents	(8,675)	(1,498)
Cash and cash equivalents, beginning of period	36,805	22,323

Cash and cash equivalents, end of period	$28,130	$20,825

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

Seminis generally operates on a 13 week quarter closing on the Friday closest to the natural calendar quarter, except for the fiscal year end, which closes on September 30.

The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet. The Company’s business is subject to seasonal fluctuation and, therefore, the results of operations for periods less than one year are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year as a whole.

Supplementary Cash Flow Information

	Nine Months Ended

	June 27,	June 28,
	2003	2002

	(Unaudited)
Cash paid for interest	$18,288	$18,993
Cash paid for income taxes	3,890	6,145
Supplemental non-cash transactions:
Class C Preferred Stock dividends	—	8,923
Class B Redeemable Preferred Stock dividends	1,500	1,500
Additional capital contribution dividends	—	3,467

Effective January 2001, shares of Seminis Class C Preferred Stock and additional capital contribution accrue cash dividends at 10% per annum. The Company’s syndicated credit facility, however, precludes the payment of cash dividends. These dividends have not been accrued effective July 1, 2002 in accordance with an amended and restated exchange agreement by and between the Company and Savia, as further described in Note 2. As part of the amended and restated agreement, Savia agreed to forego dividends on its shares of Seminis Class C Preferred Stock and additional capital contributions effective July 1, 2002; however, such dividends would be payable if the transactions described in Note 2 are not completed and the amended and restated agreement is terminated.

Loss per Common Share

Net loss per common share has been computed pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS” ) No. 128, “Earnings per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the average number of common shares outstanding during each period. Net loss available to common stockholders represents reported net income (loss) less preferred and additional capital contribution dividends. Diluted net loss per common share reflects the potential dilution that could occur if dilutive securities and other contracts were exercised or converted into common stock or resulted in the issuance of common stock. The following table provides a reconciliation of net income (loss) and sets forth the computation for basic and diluted net loss per share available for common stockholders.

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Numerator for basic and diluted:
Net income (loss)	$(3,344)	$4,264	$8,916	$10,607
Preferred stock dividends	(500)	(3,496)	(1,500)	(10,423)
Additional capital contribution dividends	—	(1,164)	—	(3,467)
Contingent dividends payable	(4,160)	—	(12,344)	—

Net loss available for common stockholders	$(8,004)	$(396)	$(4,928)	$(3,283)

Denominator — shares:
Weighted average common shares outstanding (basic)	64,155	62,746	64,111	61,619
Add: potential common shares:	—	—	—	—

Weighted average common shares outstanding (diluted)	64,155	62,746	64,111	61,619

Net loss available for common Stockholders per common share:
Basic/ diluted	$(0.12)/(0.12)	$(0.01)/(0.01)	$(0.08)/(0.08)	$(0.05)/(0.05)

A total of 4.1 million potential shares from options were excluded from the computation of diluted earnings per share for the three and nine months ended June 27, 2003, due to their antidilutive effect. A total of 4.4 million potential shares from options were excluded from the computation of diluted earnings per share for the three and nine months ended June 28, 2002, due to their antidilutive effect.

Contingently payable dividends represent dividends that may be payable to Savia if the exchange contemplated by the amended and restated exchange agreement described in Note 2 is not consummated. As part of the amended and restated exchange agreement, Savia agreed to forego dividends on its shares of Seminis Class C Preferred Stock and additional capital contributions effective July 1, 2002; however, such dividends would be payable if the transactions contemplated by the amended and restated exchange agreement are not completed and the amended and restated exchange agreement is terminated. These dividends have not been accrued but are included in the calculation of earnings per share.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 but retains many of its fundamental provisions. In addition, SFAS No. 144 expands the scope of discontinued operations to include more disposal transactions. We have adopted SFAS No. 144 as of October 1, 2002. The adoption of SFAS No. 144 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections.” Among other things, SFAS No. 145 rescinds various pronouncements regarding extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequent Occurring Events and Transactions” are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Accordingly, SFAS No. 145 was adopted by the Company on October 1, 2002. Such adoption did not have an impact on our business, consolidated financial position, results of operations or cash flow.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”

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

On November 25, 2002, the Financial Accounting Standards Board issued FASB Interpretation No. (“FIN” 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. Accordingly, the Company adopted FIN 45 during the quarter ended December 27, 2002. The Company has no guarantees that would require disclosure under FIN 45.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of this Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003. The adoption of this Interpretation did not have a significant impact on the Company’s financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) used for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this Statement are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have significant impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of this Statement, the Company will have to restate the carrying value of its mandatorily redeemable preferred stock to the present value of this obligation and reclassify this amount into liabilities on the balance sheet. Additionally, amounts previously accrued as dividends on the mandatorily redeemable preferred stock will be expensed in the statement of operation as interest expense.

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

On May 31, 2001, our lenders agreed with the financial plan that we submitted and agreed to restructure our existing syndicated credit facility. Upon receipt of the amended syndicated credit facility, long-term portions of borrowings were reclassified from current liabilities to long-term debt. Among other things, the amendment extended the final maturity of the syndicated credit facility from the previously agreed on date of June 30, 2002 to December 31, 2002, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings and revised covenant obligations. Interim principal obligations under the amendment included $16.0 million due in the fourth quarter of fiscal year 2001 and $19.0 million, $4.0 million, $31.0 million and $9.0 million due in the first, second, third and fourth quarters of fiscal year 2002, respectively. All remaining amounts were due in the first quarter of fiscal year 2003.

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

We met all required principal and interest payments during fiscal years 2002 and 2001 and were in compliance with all of our financial covenants under the amended syndicated credit facility at September 30, 2002. In October 2002, we paid an additional $5.0 million of principal as required by the amended syndicated credit facility; however, as of December 31, 2002, we had not completed a refinancing transaction in order to pay the remaining balance of $224.7 million. The lenders agreed to temporarily extend the term of the syndicated credit facility and in January 2003, a formal amendment was executed. Among other things, the amendment extended the final maturity of the syndicated credit facility from the previously agreed on date of December 31, 2002 to December 31, 2003, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings and revised covenant obligations. Outstanding interim principal obligations under the amendment included $6.0 million due in the fourth quarter of fiscal year 2003. The remaining outstanding amount totaling $210.6 million will be due in the first quarter of fiscal year 2004. We met all required principal and interest payments and were in compliance with all of our financial covenants at June 27, 2003 under the newly extended amendment. As all remaining amounts under the amended syndicated credit facility are due within one year, the $216.6 million of outstanding borrowings under the syndicated credit facility has been classified as a current liability as of June 27, 2003.

On May 30, 2003, we and/or certain other parties entered into an amended and restated exchange agreement, a contribution agreement, an agreement and plan of merger, a stock purchase agreement and certain other related agreements pursuant to which an acquisition company was formed at the direction of Fox Paine & Company, LLC, a San Francisco based private equity firm, to acquire all of the outstanding shares of the Company’s common stock. Public holders of approximately 15.8 million shares of Seminis common stock will receive cash consideration of $3.78 per share in the merger. Immediately following the merger and related transactions, Fox Paine, its affiliates and co-investors will own approximately 75% of the shares of Seminis common stock outstanding following the completion of the transactions, and the remaining shares will be owned by certain affiliates of Alfonso Romo Garza, Seminis’ and Savia’s current Chairman and Chief Executive Officer, certain creditors of a Savia affiliate and nine members of Seminis and Savia management. Additionally, certain entities affiliated with Mr. Romo will receive co-investment rights to purchase, subject to certain conditions, up to 34% of the outstanding shares of Seminis common stock following the transactions. Following the merger and related transactions, the Company will be privately held and Seminis common stock will no longer be listed on The Nasdaq National Market. Seminis stockholders representing approximately 85% of the voting power represented by the outstanding shares of Seminis common stock currently entitled to vote have entered into a voting agreement to vote in favor of the merger.

Prior to the consummation of the merger and pursuant to the terms of the amended and restated exchange agreement, Savia will exchange all of its outstanding shares of Seminis Class C preferred stock (including accrued Paid In Kind (“PIK”) dividends) having a principal value of $120.2 million, additional paid-in capital (including accrued PIK dividends) of $46.7 million and accrued and unpaid dividends for 37.7 million shares of Seminis Class A Common Stock and cash equal to $15.0 million plus interest at a rate of 10.0% per annum from July 1, 2002, less $3.0 million.

Although we have met our obligations and covenant requirements under the amended syndicated credit facility through June 27, 2003, we must successfully execute a refinancing plan prior to December 31, 2003 in order to meet the final maturity of the facility. The consummation of the proposed transactions require the Company’s amended syndicated credit facility to be refinanced. It is anticipated that the proposed transactions would be funded, in part, by financing arranged by the newly-formed acquisition company. There can be no assurances that the merger and related transactions will be consummated. Failure to comply with existing covenants in the amended syndicated credit facility, which would make the facility callable, or our inability to refinance the facility prior to December 31, 2003, could have a material adverse impact on our business, results of operations or financial condition.

Note 3 — Inventories

Inventories consist of the following:

	June 27, 2003	September 30, 2002

	(Unaudited)
Seed	$236,622	$238,448
Unharvested crop growing costs	21,880	27,199
Supplies	7,648	6,880

	$266,150	$272,527

Note 4 — Goodwill

Changes in the net carrying amount of goodwill for the period ended June 27, 2003, are as follows:

Amount

Balance as of September 30, 2002	$98,931
Goodwill acquired during the period (unaudited)	304
Impairment losses (unaudited)	—
Translation adjustments and other (unaudited)	3,471

Balance as of June 27, 2003 (unaudited)	$102,706

Goodwill acquired during the period resulted from the purchases of minority holdings of Selekta, a South African subsidiary and Nath Sluis, an Indian subsidiary.

Note 5 — Intangibles

The following table sets forth the Company’s intangible assets, at June 27, 2003 and September 30, 2002, which continue to be amortized:

	June 27, 2003			September 30, 2002

	Gross	Accumulated	Net	Gross	Accumulated	Net
	Carrying Amount	Amortization	Carrying Amount	Carrying Amount	Amortization	Carrying Amount

	(Unaudited)	(Unaudited)	(Unaudited)
Amortizable intangible assets:
Germplasm	$101,948	$76,614	$25,334	$99,844	$71,431	$28,413
Software costs	35,984	25,585	10,399	33,922	20,697	13,225
Trademarks	14,900	8,306	6,594	14,900	7,772	7,128
Other intangibles	27,653	15,466	12,187	25,953	12,847	13,106

Total	$180,485	$125,971	$54,514	$174,619	$112,747	$61,872

Amortization expense on intangible assets was $4.0 and $4.2 million for the three months ended June 27, 2003 and June 28, 2002, respectively; and $11.9 and $12.5 million for the nine months ended June 27, 2003 and June 28, 2002, respectively. Based on current information, estimated amortization expense for acquired intangible assets for this fiscal year, and for each of the next four succeeding fiscal years, is expected to be approximately $15.8, $14.5, $13.5, $12.6 and $12.0 million, respectively.

Note 6 — Accrued Liabilities

Accrued liabilities consist of the following at June 27, 2003 and September 30, 2002:

	June 27, 2003	September 30, 2002

	(Unaudited)
Employee salaries and related benefits	$44,833	$44,754
Severance	555	3,269
Seedmen’s errors and omissions	5,291	4,072
Interest	387	412
Savia dividends and interest payable	26,548	25,383
Income taxes payable	3,075	3,236
Other	16,529	17,498

	$97,218	$98,624

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

In accordance with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures,” the following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS No. 123:

	For The Three Months Ended		For The Nine Months Ended

	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

	(Unaudited)		(Unaudited)
Net loss available for common stockholders, as reported	$(8,004)	$(396)	$(4,928)	$(3,283)
Compensation expense, net of tax	(182)	(258)	(547)	(578)

Pro forma net loss available for common stockholders	$(8,186)	$(654)	$(5,475)	$(3,861)

Net loss available for common stockholders per common share as reported:
Basic/ diluted	$(0.12)	$(0.01)	$(0.08)	$(0.05)
Pro forma net loss available for common stockholders per common share:
Basic/diluted	$(0.13)	$(0.01)	$(0.09)	$(0.06)

Note 8 — Contingencies

In January 2002, melon growers in Costa Rica notified us that our Dorado melon seeds were infected with watermelon fruit blotch. Growers who purchased the infected Seminis seeds and growers whose crops were infected by the bacteria that spread from crops grown with the infected seeds have claimed damages against us. The claims by those growers who purchased Seminis seeds have been settled for approximately $5.8 million, of which, approximately $2.6 million was recovered under our errors and omissions insurance policy and the remainder of the settlement was paid by the Company by July 2002. The claims by the growers with infected crops total approximately $4.7 million and we believe these claims are covered under our general liability insurance policy. We have finalized a settlement of nearly all of these claims. Our general liability insurance carrier continues to deny coverage, and we are continuing to negotiate with them on this matter. In the event we cannot finalize the settlement with our general liability insurance carrier, we plan to seek all legal remedies and redress available to us against the carrier.

In early 2000, we filed a suit against Dietrich Schmidt, the former president of Seminis and the current president of United Genetics, a competitor of ours, United Genetics and two former Seminis breeders, Ken Owen and Wei Ouyang, for trade secret misappropriation and breach of contract. Schmidt filed a counterclaim for defamation against us. We were unsuccessful on our claims for trade secret misappropriation and breach of contract and Schmidt was successful on his counterclaim, with the court awarding him $1 in nominal damages. The court subsequently awarded Schmidt, Owen and Ouyang their attorneys’ fees. We have appealed certain aspects of the judgment, including the fee award. The appeal is still pending and is not expected to be decided until late 2003.

Between December 17, 2002 and January 31, 2003, five purported class action lawsuits were filed relating to the proposed transaction under which Fox Paine and several Savia-related parties would acquire all of the outstanding shares of Seminis. Four of these actions — Garry Firth v. Alfonso Romo Garza, et al., Civil Action No. 20085, Boris Pozniak v. Alfonso Romo Garza, et al., Civil Action No. 20097, Pablo Herranz v. Seminis, Inc., et al., Civil Action No. 20105 and Haven Capital Management v. Seminis, Inc., et al., Civil Action No. 20140-NC were filed in the Delaware Court of Chancery (New Castle, County), while the fifth, Mark Rosales v. Seminis, Inc., Case No. CIV216255, was filed in California Superior Court (Ventura County). In February 2003, the Firth, Pozniak, Herranz and Haven Capital cases were consolidated into one proceeding entitled In re Seminis, Inc. Shareholders’ Litigation, Consolidated C.A. No. 20140-NC and the Haven Capital complaint was designated as the operative complaint in the consolidated lawsuit. That complaint names as defendant’s Savia, Seminis and Seminis’ directors. The Rosales (California) complaint names as defendants Seminis and its directors. Both the Delaware consolidated action and the Rosales action purport to be brought on behalf of Seminis common stockholders or their successors. Both of these actions-which were brought prior to the public announcement of Seminis entering into the merger agreement-allege that the merger, if consummated, would provide insufficient consideration to Seminis common stockholders and allege that the defendants breached their fiduciary duties in connection with the transaction. The complaints seek a preliminary and permanent injunction to enjoin the transaction and, in the event the transaction is consummated, rescission and damages. No provision for loss has been made in the accompanying consolidated financial statements, as the probability of an unfavorable outcome and the amount of loss, if any, are not determinable at this time.

During the last months of fiscal year 2002, Seminis’ subsidiary in Spain sold Boludo tomato seed to growers in the Canary Islands of Spain. Subsequently, some fields planted with this seed showed symptoms of the bacteria, Clavibacter michiganses, which can be seed borne, among other possible sources. Seminis has been conducting an investigation of the seeds and until July 31, 2003, all Seminis seed used in these fields that had been tested, tested negative for the presence of the bacteria. Spanish authorities requested an analysis of all seed lots sold in the Canary Islands. On July 31, 2003, Seminis was notified that after analyzing 89 lots of Boludo seed, a single seed lot tested positive for the presence of the bacteria. Seminis believes that other factors that may cause the disease were present at the time of the infection, and could be responsible for, or contributing factors to, the presence of the bacteria and damage to the crops. These factors include, but are not limited to: poor sanitary practices in the growers’ fields (failure to remove debris from prior harvests); bacteria from sources other than Seminis that remained in the fields from prior seasons; the practice of grafting, which can magnify the effects of small outbreaks and weaken the crops; failure to properly rotate crops from season to season; and third-party isolates (different strains) of the disease that may have been present. Seminis continues to investigate this matter vigorously, in particular investigating the single positive test result, which is inconsistent with the findings of all of the other independent laboratories’ test results for Seminis seed lots. Seminis does not believe that its Boludo tomato seeds sold in the Canary Islands caused any bacterial damage. Notwithstanding the foregoing, tomato growers may initiate legal claims against the Company alleging that Seminis seeds were the source of the bacteria and claiming significant damages and Seminis cannot predict the outcome of any such claims, if initiated.

We are involved from time to time as a defendant in various other lawsuits arising in the normal course of business. We believe that no current claims, individually or in the aggregate, will have a material adverse effect on our business, results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere herein. The following discussion and analysis contains certain “forward-looking statements”, which are subject to certain risks, uncertainties and contingencies, including, without limitation, those set forth below, which could cause Seminis’ actual business, results of operations or financial condition to differ materially from those expressed in or implied by such statements.

RISK FACTORS

Readers should be aware that there are various risk factors including, but not limited to, those set forth below:

•	We have experienced losses in the past and we may experience losses in the future.

•	As of December 31, 2002, we had not completed a refinancing transaction in order to pay the remaining balance of our syndicated credit facility totaling $224.7 million. The lenders agreed to temporarily extend the term of the syndicated credit facility and in January 2003, a formal amendment was executed. Among other things, the amendment extended the final maturity of the syndicated credit facility from the previously agreed upon date of December 31, 2002 to December 31, 2003, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings and revised covenant obligations. Outstanding interim principal obligations under the amendment included $6.0 million due in the fourth quarter of fiscal year 2003. The remaining outstanding amount totaling $210.6 million will be due in the first quarter of fiscal year 2004. Whereas we have met our obligations as well as covenant requirements under the amended syndicated credit facility through June 27, 2003, we must successfully execute a refinancing plan prior to December 31, 2003 in order to meet the final maturity of the facility. We will continue to pursue a refinancing plan, which may include negotiation of a new syndicated credit facility and/or placement of new debt securities; however, there can be no assurances that we will be able to successfully complete the refinancing. Additionally, there can be no assurances that the proposed transaction as further described below under the caption “Overview—Liquidity and Capital Resources” with the Company, Savia and Fox Paine will be consummated. Failure to comply with existing covenants, which would make the amended syndicated debt callable or our inability to obtain adequate financing with reasonable terms prior to December 31, 2003 could have a material adverse impact on our business, results of operations or financial condition.

•	The Company is currently restricted from any additional borrowings under the syndicated credit facility. As of November 2000, Savia suspended advancing funds to the Company.

•	Savia owns approximately 63.4% of the Company’s outstanding common stock and controls approximately 78.9% of the vote of its common stock. Accordingly, Savia controls the Company and has the power to approve all actions requiring the approval of our stockholders, including the power to elect all of its directors. Therefore, Savia effectively controls our management.

•	The Company continues to invest in research and development in order to enable us to identify and develop new products to meet consumer demands. In fiscal year 2002, our investment in research and development represented 9.8% of net sales. Despite investments in this area, our research and development may not result in the discovery or successful development of new products, which will be accepted by our customers.

•	The Company may not have the ability to protect its intellectual property due to the uncertainty of litigation and the ineffectiveness of the laws in some of the countries that the Company currently has operations, which could have a material adverse effect on our business, results of operations or financial condition.

•	A change in U.S. law protecting plant patents could limit or take away patent protection for the Company’s patented seeds, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company faces substantial competition due to technological advances by competitors such as other seed companies, pharmaceutical and chemical companies and biotechnology companies. Many of these companies have substantially greater resources than the Company. If a competitor introduces a competitively successful product, it could take years to develop a competitive seed variety, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company’s failure to accurately forecast and manage inventory could result in an unexpected shortfall or surplus of seeds, which could have a material adverse effect on our business, results of operations or financial condition.

•	Extreme weather conditions, disease and pests can materially and adversely affect the quality and quantity of seeds produced. There can be no assurance that these factors will not affect a substantial portion of the Company’s production in any year and have a material adverse effect on our business, results of operations or financial condition.

•	Defective seeds could result in claims and negative publicity, and the insurance covering claims may become unavailable or be inadequate, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company owns production and processing facilities in numerous countries throughout the world and markets its products worldwide. Accordingly, fluctuations in currency rates may affect the Company’s operating results and net income.

•	The Company’s business is seasonal.

•	The Company’s worldwide operation and products are highly regulated in the areas of safety and protection of human health and the environment. Compliance with these health and safety regulations can be costly.

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

Global Restructuring and Optimization Plan

     In February 2000, we announced a cost-saving initiative designed to streamline operations, increase utilization of facilities and improve efficiencies. The first phase of the initiative, which commenced in fiscal year 2000 and focused on North American operations, was completed by the end of fiscal year 2001. In June 2001, we commenced the second phase, which was targeted at our global operations and expanded the phase to cover additional headcount reductions and to consolidate our facilities in Holland. The key elements to the Global Restructuring and Optimization Plan involve:

•	reorganizing our 10 legacy seed companies into four geographical regions;

•	selling or consolidating certain operation and production facilities;

•	reducing headcount in connection with the reorganization and facility consolidation;

•	rationalizing our product portfolio;

•	implementing an advanced logistics management information system; and

•	divesting non-strategic assets.

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

     The remaining components of the restructuring accruals are as follows:

(In Millions)

		Amounts	Balance at	Additional	Amounts	Balance at	Additional	Amounts	Balance at	Amounts	Balance at
	Charges	Incurred	Sept. 30,	Charges	Incurred	Sept. 30,	Charges	Incurred	Sept. 30,	Incurred	June 27,
	2000	2000	2000	2001	2001	2001	2002	2002	2002	2003	2003

										(Unaudited)	(Unaudited)
Severance and related expenses	$14.0	$(1.8)	$12.2	$12.0	$(12.3)	$11.9	$—	$(8.6)	$3.3	$(2.7)	$0.6
Inventory write-downs	18.4	(18.4)	—	58.2	(58.2)	—	—	—	—	—	—
Other	2.0	(2.0)	—	—	—	—	—	—	—	—	—

Total	$34.4	$(22.2)	$12.2	$70.2	$(70.5)	$11.9	$—	$(8.6)	$3.3	$(2.7)	$0.6

As of June 27,2003, there have been no material adjustments to amounts accrued under our Global Restructuring and Optimization Plan. The remaining $0.6 million reserve balance is expected to be utilized in fiscal year 2003.

Results of Operations

The table below sets forth Seminis’ results of operations data expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended

	June 27,	June 28,	June 27,	June 28,
	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	62.8	61.0	63.0	62.1
Research and development expenses	11.1	10.3	9.9	9.6
Selling, general and administrative expenses	41.3	41.3	39.1	39.1
Amortization of intangible assets	3.6	4.0	3.4	3.7

Total operating expenses	56.0	55.6	52.4	52.4
Gain on sale of assets	0.3	0.4	0.4	1.7

Income from operations	7.1	5.8	11.0	11.4
Interest expense, net	(7.8)	(6.6)	(6.7)	(6.2)
Other non-operating income (expense), net	(0.7)	3.4	(0.1)	(0.3)

Income (loss) before income taxes	(1.4)	2.6	4.2	4.9
Income tax benefit (expense)	(1.6)	1.4	(1.7)	(1.8)

Net income (loss)	(3.0)%	4.0%	2.5%	3.1%

Nine months ended June 27, 2003 compared with nine months ended June 28, 2002

Net sales

Net sales increased 4.1% to $352.7 million for the nine months ended June 27, 2003 from $339.0 million for the same period ended June 28, 2002. The increase was primarily due to $21.0 million of favorable currency fluctuations relating to the strengthening of the Euro and South Korean Won versus the U.S. Dollar during the nine months ended June 27, 2003, compared to the same period in the prior fiscal year, partially offset by $2.0 million decrease reflecting the divestiture of a non-core business in January 2002. In constant dollars, stated at monthly average exchange rates of fiscal year 2002, and excluding the sales of the divested and phased out non-core businesses, sales would have decreased 1.5%. Despite a general seed price increase in all the regions, sales were affected by volume decrease and product mix. This decrease was primarily due to weaker sales in the Far East that were attributable to a reduction of acreage for hot pepper varieties and demand for watermelon varieties and the decrease of certain carrot and hot pepper sales in the NAFTA region. Our business is subject to seasonal fluctuations and, therefore, the sales for the nine months of a fiscal year are not necessarily indicative of those to be expected in any other interim period or for an entire fiscal year.

Gross Profit

Gross profit increased 5.6% to $222.4 million for the nine months ended June 27, 2003 from $210.6 million for the nine months ended June 28, 2002. Gross margin increased to 63.0% for the nine months ended June 27, 2003 from 62.1% for the nine months ended June 28, 2002. The increase was primarily due to general seed price increases in all regions as well as an improved product mix.

Research and Development Expenses

Research and development expenses increased 7.6% to $34.9 million for the nine months ended June 27, 2003 from $32.5 million for the nine months ended June 28, 2002. The increase was primarily due to the currency fluctuation impact on research and development expenses denominated in the Euro and South Korean Won, and general increases from year to year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4.2% to $138.0 million for the nine months ended June 27, 2003 from $132.5 million for the nine months ended June 28, 2002. The increase was primarily attributable to an expense of $4.4 million related to an executive severance package, the impact of an additional $3.3 million in severance expenses, the incurrence of $2.4 million of legal and financial advisory expenses related to the proposed merger and related transaction and currency fluctuation impact during this fiscal year. The increases were partially offset by decreases of $2.9 million of expenses related to a divested non-core business, $5.5 million of restricted stock award expenses and $0.8 million of consulting fees related to restructuring during the same period last fiscal year.

Amortization of Intangible Assets

Amortization of intangible assets decreased 5.0% to $11.9 million for the nine months ended June 27, 2003 from $12.5 million for the nine months ended June 28, 2002. The decrease was primarily due to the effect of latter stages of accelerated amortization of intangible assets related to purchase accounting. The decrease was partially offset by the currency impact from the fluctuation of the South Korean Won on South Korea-based intangible assets.

Gain on Sale of Assets

The gain on sale of assets of $1.5 million for the nine months ended June 27, 2003 was primarily due to the sale of certain South Korean assets, a Salinas, California property and a company-owned house. The gain on sale of assets of $5.7 million for the nine months ended June 28, 2002 was primarily due to the sale of a non-core business and asset sales of our South Korean subsidiary.

Interest Expense, Net

Interest expense, net, increased 12.0% to $23.7 million for the nine months ended June 27, 2003 from $21.2 million for the nine months ended June 28, 2002. The increase was primarily due to amortization of increased deferred financing fees and higher interest rates resulting from the amendment of the Company’s syndicated credit facility in January 2003, offset by the effect of lower average debt balances.

Other Non-Operating Income (expense), Net

We had other non-operating expense, net, including foreign currency gain (loss), net, of $0.3 million for the nine months ended June 27, 2003, as compared to other non-operating expense, net, of $1.1 million for the nine months ended June 28, 2002. Other non-operating expense, net, for the nine months ended June 27, 2003 primarily consisted of non-operating losses from subsidiaries in the United States, Guatemala, Chile, Brazil and Italy. Other non-operating expense, net, for the nine months ended June 28, 2002 primarily consisted of foreign currency losses of $1.5 million resulting from currency fluctuations in South America and a U.S. Dollar denominated loan in the Netherlands.

Income Tax Expense

Income tax expense was $6.0 million for the nine months ended June 27, 2003 compared to income tax expense of $5.9 million for the nine months ended June 28, 2002. The year-to date effective tax rate increased to 40.2% for 2003 compared to 35.9% for the nine months of 2002 and 13.3% for the fiscal year 2002. The increase in the period was due to the mix of worldwide income and the receipt of a $5.9 million income tax refund, for which no benefit was previously recorded.

Three months ended June 27, 2003 compared with three months ended June 28, 2002

Net sales

Net sales increased 6.1% to $113.1 million for the three months ended June 27, 2003 from $106.6 million for the same period ended June 28, 2002. The increase was primarily due to $7.5 million of favorable currency fluctuations relating to the strengthening of the Euro and South Korean Won versus the U.S. Dollar during the three months ended June 27, 2003, compared to the same period in the prior fiscal year. In constant dollars, stated at monthly average exchange rates of fiscal year 2002, and excluding the phased out non-core business, sales would have decreased 0.8%. Despite a general seed price increase in all the regions, sales were affected by volume decrease and product mix. This decrease was primarily due to weaker sales in the NAFTA region that were attributable to a reduction of certain carrot and hot pepper sales. Our business is subject to seasonal fluctuations and, therefore, the sales for an interim period are not necessarily indicative of those to be expected in any other interim period or for an entire fiscal year.

Gross Profit

Gross profit increased 9.2% to $71.0 million for the three months ended June 27, 2003 from $65.0 million for the three months ended June 28, 2002. Gross margin increased to 62.8% for the three months ended June 27, 2003 from 61.0% for the three months ended June 28, 2002. The increase was primarily due to general seed price increases in all regions as well as an improved product mix.

Research and Development Expenses

Research and development expenses increased 14.5% to $12.6 million for the three months ended June 27, 2003 from $11.0 million for the three months ended June 28, 2002. The increase was primarily due to the currency fluctuation impact on research and development expenses denominated in the Euro and South Korean Won and general increases from year to year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6.2% to $46.7 million for the three months ended June 27, 2003 from $44.0 million for the three months ended June 28, 2002. The increase was primarily due to approximately $1.3 million of additional severance expenses, the incurrence of $1.2 million of legal and financial advisory expenses related to the proposed merger and related transaction and the currency fluctuation impact during this quarter. The increase was partially offset by a decrease of $2.9 million of restricted stock award expenses during the same period last year.

Amortization of Intangible Assets

Amortization of intangible assets decreased 5.2% to $4.0 million for the three months ended June 27, 2003 from $4.2 million for the three months ended June 28, 2002. The decrease was primarily due to the effect of latter stages of accelerated amortization of intangible assets related to purchase accounting. The decrease was partially offset by the currency impact from the fluctuation of the South Korean Won on South Korea-based intangible assets.

Gain on Sale of Assets

The gain on sale of assets of $0.4 million for each of the three months ended June 27, 2003 and June 28, 2002 was primarily due to the sale of certain South Korean assets. Moreover, the gain from June 28, 2002 was offset by losses from the sale of certain U.S. assets.

Interest Expense, Net

Interest expense, net, increased 24.3% to $8.8 million for the three months ended June 27, 2003 from $7.1 million for the three months ended June 28, 2002. The increase was primarily due to amortization of increased deferred financing fees and higher interest rates resulting from the amendment of the Company’s syndicated credit facility in January 2003, offset by the effect of lower average debt balances.

Other Non-Operating Income (Expense), Net

Seminis had other non-operating expense, net, including foreign currency gain (loss), net, of $0.8 million for the three months ended June 27, 2003, as compared to other non-operating income, net, of $3.6 million for the three months ended June 28, 2002. Other non-operating expense, net, for the three months ended June 27, 2003 primarily consisted of $0.9 million of non-operating losses from several subsidiaries, offset by an approximate $0.2 million gain from foreign currency resulting from currency fluctuations of a U.S. Dollar denominated loan in the Netherlands. Other non-operating income, net, for the three months ended June 28, 2002 primarily consisted of foreign currency gain of $2.8 million resulting from currency devaluations in South America and a U.S. Dollar denominated loan in the Netherlands, and $0.7 million of non-operating gains from several subsidiaries.

Income Tax Expense

Income tax expense was $1.8 million for the three months ended June 27, 2003, compared to an income tax benefit of $1.5 million for the three months ended June 28, 2002. The year-to date effective tax rate increased to 40.2% for 2003 compared to 35.9% for the nine months of 2002 and 13.3% for the fiscal year 2002. The increase in the quarter was due to the mix of worldwide income and the receipt of a $5.9 million income tax refund, for which no benefit was previously recorded.

Seasonality

The seed business is highly seasonal. Generally, net sales are highest in the second fiscal quarter due to increased demand from Northern Hemisphere growers who plant seed in the early spring. We recorded 33.7% of our fiscal year 2002 net sales during our second fiscal quarter. We have historically operated at a loss during the first and third fiscal quarters due to lower sales during these quarters. Our results in any particular quarter should not be considered indicative of those to be expected for a full year.

Liquidity and Capital Resources

Cash flows from operations

Operating activities utilized $3.6 million in cash flow during the nine months ended June 27, 2003 compared to $2.4 million in cash flow provided during the same period in the prior fiscal year. The operating cash flow of this interim period was negatively impacted by approximately $5.2 million of restructuring fees, $4.5 million of severance and consulting fees paid to an executive, $2.4 million of fees associated with the proposed transaction with Fox Paine and Savia, additional interest incurred due to restructuring of our syndicated credit facility and other additional severance incurred.

Cash flows from investments

Investing activities utilized $0.6 million in cash flow during the nine months ended June 27, 2003 compared to $34.0 million in cash flow utilized in the same period in the prior fiscal year. This reduction was primarily due to $17.6 million of proceeds from the sale of a non-core business and $24.3 million of proceeds from the disposition of assets primarily related to an office building in Seoul, South Korea during the last fiscal year. Capital expenditures remained consistent between the two fiscal periods.

Cash flows from financing

Financing activities utilized $7.8 million and $40.3 million during the nine months ended June 27, 2003 and June 28, 2002, respectively. The reduction was primarily due to principal payment requirements of the syndicated credit facility in the respective periods.

Our total indebtedness as of June 27, 2003 was $274.2 million, of which $216.6 million were borrowings under our existing syndicated credit facility. We had $12.5 million, $10.1 million, $7.5 million and $21.4 million of borrowings by our U.S., Italian, Spanish and South Korean subsidiaries, respectively, and $6.1 million of borrowings by other foreign subsidiaries.

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

On May 31, 2001, our lenders consented to the financial plan that we submitted and agreed to restructure our existing syndicated credit facility. Upon receipt of the amended syndicated credit facility, long-term portions of borrowings were reclassified from current liabilities to long-term debt. Among other things, the amendment extended the final maturity of the syndicated credit facility from the previously agreed on date of June 30, 2002 to December 31, 2002, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings and revised covenant obligations. Interim principal obligations under the amendment included $16.0 million due in the fourth quarter of fiscal year 2001, $19.0 million, $4.0 million, $31.0 million and $9.0 million due in the first, second, third and fourth quarters of fiscal year 2002, respectively. All remaining amounts were due in the first quarter of fiscal year 2003.

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

We met all required principal and interest payments during fiscal years 2002 and 2001 and were in compliance with all of our financial covenants under the amended syndicated credit facility at September 30, 2002. In October 2002, we paid an additional $5.0 million of principal as required by the amended syndicated credit facility; however, as of December 31, 2002, we had not completed a refinancing transaction in order to pay the remaining balance of $224.7 million. The lenders agreed to temporarily extend the term of the syndicated credit facility and in January 2003, a formal amendment was executed. Among other things, the amendment extended the final maturity of the syndicated credit facility from the previously agreed on date of December 31, 2002 to December 31, 2003, revised principal payment dates under the term loan, instituted a new grid pricing formula to determine interest on borrowings and revised covenant obligations. Outstanding interim principal obligations under the amendment included $6.0 million due in the fourth quarter of fiscal year 2003. The remaining outstanding amount totaling $210.6 million will be due in the first quarter of fiscal year 2004. We met all required principal and interest payments during the first six months of fiscal year 2003 and were in compliance with all of our financial covenants at June 27, 2003 under the newly extended amendment. As all remaining amounts under the amended syndicated credit facility are due within one year, the $216.6 million of outstanding borrowings under the syndicated credit facility has been classified as a current liability as of June 27, 2003.

On May 30, 2003, we and/or certain other parties entered into an amended and restated exchange agreement, a contribution agreement, an agreement and plan of merger, a stock purchase agreement and certain other related agreements pursuant to which an acquisition company was formed at the direction of Fox Paine & Company, LLC, a San Francisco based private equity firm, to acquire all of the outstanding shares of the Company’s common stock. Public holders of approximately 15.8 million shares of Seminis common stock will receive cash consideration of $3.78 per share in the merger. Immediately following the merger and related transactions, Fox Paine, its affiliates and co-investors will own approximately 75% of the shares of Seminis common stock outstanding following the completion of the transactions, and the remaining shares will be owned by certain affiliates of Alfonso Romo Garza, Seminis’ and Savia’s current Chairman and Chief Executive Officer, certain creditors of a Savia affiliate and nine members of Seminis and Savia management. Additionally, certain entities affiliated with Mr. Romo will receive co-investment rights to purchase, subject to certain conditions, up to 34% of the outstanding shares of Seminis common stock following the transactions. Following the merger and related transactions, the Company will be privately held and Seminis common stock will no longer be listed on The Nasdaq National Market. Seminis stockholders representing approximately 85% of the voting power represented by the outstanding shares of Seminis common stock currently entitled to vote have entered into a voting agreement to vote in favor of the merger.

Prior to the consummation of the merger and pursuant to the terms of the amended and restated exchange agreement, Savia will exchange all of its outstanding shares of Seminis Class C preferred stock (including accrued PIK dividends) having a principal value of $120.2 million, additional paid-in capital (including accrued PIK dividends) of $46.7 million and accrued and unpaid dividends for 37.7 million shares of Seminis Class A Common Stock and cash equal to $15.0 million plus interest at a rate of 10.0% per annum from July 1, 2002, less $3.0 million.

Although we have met our obligations and covenant requirements under the amended syndicated credit facility through June 27, 2003, we must successfully execute a refinancing plan prior to December 31, 2003 in order to meet the final maturity of the facility. The consummation of the proposed transactions require the Company’s amended syndicated credit facility to be refinanced. It is anticipated that the proposed transactions would be funded, in part, by financing arranged by the newly-formed acquisition company. There can be no assurances that the merger and related transactions will be consummated. Failure to comply with existing covenants in the amended syndicated credit facility, which would make the facility callable, or our inability to refinance the facility prior to December 31, 2003, could have a material adverse impact on our business, results of operations or financial condition

Seminis’ exposure to foreign currency fluctuations is primarily due to foreign currency gains or losses that occur from intercompany receivables and payables between Seminis and its foreign subsidiaries and from the U.S. dollar denominated loan, originated by SVS Holland, B.V., a foreign subsidiary of Seminis. Seminis does not have any material outstanding hedging contracts as of June 27, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended September 30, 2002 has not changed significantly through the third quarter ended June 27, 2003.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and VP WW Corporate Comptroller and chief accounting officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 as amended the “Exchange Act”) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this quarterly report. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the period covered by this quarterly report.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In January 2002, melon growers in Costa Rica notified us that our Dorado melon seeds were infected with watermelon fruit blotch. Growers who purchased the infected Seminis seeds and growers whose crops were infected by the bacteria that spread from crops grown with the infected seeds have claimed damages against us. The claims by those growers who purchased Seminis seeds have been settled for approximately $5.8 million, of which, approximately $2.6 million was recovered under our errors and omissions insurance policy and the remainder of the settlement was paid by the Company by July 2002. The claims by the growers with infected crops total approximately $4.7 million and we believe these claims are covered under our general liability insurance policy. We have finalized a settlement of nearly all of these claims. Our general liability insurance carrier continues to deny coverage, and we are continuing to negotiate with them on this matter. In the event we cannot finalize the settlement with our general liability insurance carrier, we plan to seek all legal remedies and redress available to us against the carrier.

In early 2000, we filed a suit against Dietrich Schmidt, the former president of Seminis and the current president of United Genetics, a competitor of ours, United Genetics and two former Seminis breeders, Ken Owen and Wei Ouyang, for trade secret misappropriation and breach of contract. Schmidt filed a counterclaim for defamation against us. We were unsuccessful on our claims for trade secret misappropriation and breach of contract and Schmidt was successful on his counterclaim, with the court awarding him $1 in nominal damages. The court subsequently awarded Schmidt, Owen and Ouyang their attorneys’ fees. We have appealed certain aspects of the judgment, including the fee award. The appeal is still pending and is not expected to be decided until late 2003.

Between December 17, 2002 and January 31, 2003, five purported class action lawsuits were filed relating to the proposed transaction under which Fox Paine and several Savia-related parties would acquire all of the outstanding shares of Seminis. Four of these actions — Garry Firth v. Alfonso Romo Garza, et al., Civil Action No. 20085, Boris Pozniak v. Alfonso Romo Garza, et al., Civil Action No. 20097, Pablo Herranz v. Seminis, Inc., et al., Civil Action No. 20105 and Haven Capital Management v. Seminis, Inc., et al., Civil Action No. 20140-NC were filed in the Delaware Court of Chancery (New Castle, County), while the fifth, Mark Rosales v. Seminis, Inc., Case No. CIV216255, was filed in California Superior Court (Ventura County). In February 2003, the Firth, Pozniak, Herranz and Haven Capital cases were consolidated into one proceeding entitled In re Seminis, Inc. Shareholders’ Litigation, Consolidated C.A. No. 20140-NC and the Haven Capital complaint was designated as the operative complaint in the consolidated lawsuit. That complaint names as defendant’s Savia, Seminis and Seminis’ directors. The Rosales (California) complaint names as defendants Seminis and its directors. Both the Delaware consolidated action and the Rosales action purport to be brought on behalf of Seminis common stockholders or their successors. Both of these actions-which were brought prior to the public announcement of Seminis entering into the merger agreement-allege that the merger, if consummated, would provide insufficient consideration to Seminis common stockholders and allege that the defendants breached their fiduciary duties in connection with the transaction. The complaints seek a preliminary and permanent injunction to enjoin the transaction and, in the event the transaction is consummated, rescission and damages. No provision for loss has been made in the accompanying consolidated financial statements, as the probability of an unfavorable outcome and the amount of loss, if any, are not determinable at this time.

We are involved from time to time as a defendant in various other lawsuits arising in the normal course of business. We believe that no current claims, individually or in the aggregate, will have a material adverse effect on our business, results of operations or financial condition.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See exhibits index.

(b)	Reports on Form 8-K

On April 15, 2003, the Company filed a Current Report on Form 8-K reporting under Item 5 thereof that Savia has noticed its shareholders for a meeting to be held at the end of the month to authorize the necessary actions to be taken by Savia, assuming that the transactions contemplated by the letter of intent between Savia and Fox Paine & Company, LLC are consummated.

On May 2, 2003, the Company filed a Current Report on Form 8-K (a) furnishing under Item 12 thereof the preliminary results of its operations for the quarter ended March 28, 2003 and (b) filing as an exhibit under Item 7 thereof the related press release.

On May 16, 2003, the Company filed a Current Report on Form 8-K (a) furnishing under Item 12 thereof the unaudited results of its operations for the three and six month periods ending March 28, 2003 and (b) filing as an exhibit under Item 7 thereof the related press release.

On June 5, 2003, the Company filed a Current Report on Form 8-K (a) reporting under Item 5 thereof that the Company entered into a definitive agreement and plan of merger, dated as of May 30, 2003, with Seminis Acquisition LLC and Seminis Merger Corp., both affiliates of Savia, and related agreements and (b) filing as exhibits under Item 7 thereof a copy of the merger agreement and other related agreements.

Exhibit Index

Exhibit
Number	Description

(a) 1	Form of Underwriting Agreement

(c) 2	Merger Agreement by and between Seminis, Inc., an Illinois corporation and Seminis, Inc., a Delaware corporation

(c) 3.1	Certificate of Incorporation

(c) 3.2	Certificate of Designations of Class A Mandatorily Redeemable Preferred Stock and Class B Mandatorily Redeemable Preferred Stock of Seminis, Inc.

(c) 3.3	Certificate of Designations of Class C Redeemable Preferred Stock of Seminis, Inc.

(c) 3.4	By-Laws

(t) 10.1	Agreement and Plan of Merger by and among Seminis, Inc., Seminis Acquisition LLC and Seminis Merger Corp., dated as of May 30, 2003, incorporated herein by reference to the Form 8-K filed by Seminis, Inc. on June 5, 2003.

(t) 10.2	Stock Purchase Agreement by and among Fox Paine Seminis Holdings., LLC Banca Afirme, SA., Institución de Banca Multiple, Afirme Grupo Financiero, as Trustee, Under the Irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable de Administración y Pago Número 167-5), Seminis Acquisition LLC and Seminis Merger Corp., dated as of May 30, 2003, incorporated herein by reference to the Form 8-K filed by Seminis, Inc. on June 5, 2003.

(t) 10.3	Voting Agreement by and among Savia, S.A. de C.V., Banca Afirme, S. A., Institución de Banca Multiple, Afirme Grupo Financiero, as Trustee, under the Irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable de Administración y Pago Número 16705), Conjunto Administrativo Integral, S.A. de C.V., Emprima S.A. de C.V., Park Financial Group, Ltd (BVI), Seminis Acquisition LLC, Alfonso Romo Garza and Fox Paine Seminis Holdings, LLC, dated as of May 30, 2003, incorporated herein by reference to the Form 8-K filed by Seminis, Inc. on June 5, 2003.

(t) 10.4	Amended and Restated Exchange Agreement by and between Seminis, Inc. and Savia, S.A. de C.V., dated as of May 30, 2003, incorporated herein by reference to the Form 8-K filed by Seminis, Inc. on June 5, 2003.

(t) 10.5	Contribution Agreement by and among Seminis Acquisition LLC, Savia, S.A. de C.V., Banca Afirme, S.A., Institución de Banca Multiple, Afirme Grupo Financiero, as Trustee, under the Irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable de Administración y Pago Número 167-5), Conjunto Administrativo Integral, S.A. de C.V., Desarrollo Consolidado de Negocios, S.A. de C.V., Emprima, S.A. de C.V., Park Financial Group, Ltd (BVI), Alfonso Romo Garza and Certain Members of Seminis and Savia Management, dated as of May 30, 2003, incorporated herein by reference to the Form 8-K filed by Seminis, Inc. on June 5, 2003.

(t) 99.1/99.2	Certification pursuant to section 906 of the Sarbanes Oxley Act of 2002

Exhibit
Number	Description

(a)	Incorporated by reference to Seminis’ Form S-1 filed on February 11, 1999.

(b)	Incorporated by reference to Seminis’ Amendment No. 2 to Form S-1 filed on May 27, 1999.

(c)	Incorporated by reference to Seminis’ Amendment No. 3 to Form S-1 filed on June 21, 1999.

(d)	Filed with the June 30, 2000 Form 10-Q.

(e)	Filed with the September 30, 2000 Form 10-K.

(f)	Filed with the December 30, 2000 Form 10-Q.

(g)	Filed with the March 30, 2001 Form 10-Q.

(h)	Filed with the June 29, 2001 Form 10-Q.

(i)	Filed with the September 30, 2001 Form 10-K.

(j)	Filed with the March 29, 2002 Form 10-Q.

(k)	Filed with the September 30, 2002 Form 10-K.

(l)	Filed with the December 27, 2002 Form 10-Q.

(m)-(s)	Filed with the March 28, 2003 Form 10-Q.

(t)	Filed with the June 27, 2003 Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2003	SEMINIS, INC.

By /s/ Alfonso Romo Garza

Alfonso Romo Garza
Chief Executive Officer
(Principal Executive Officer)

By /s/ Gaspar Alvarez Martinez

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: August 11, 2003

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: August 11, 2003

/s/ Gaspar Alvarez Martinez

Gaspar Alvarez Martinez
VP WW Corporate Comptroller &
Chief Accounting Officer