Form 10-Q
period 2004-03-26
SEMINIS INC
filed 2004-05-10
CIK 1078259

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2004

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

Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [  ] NO [X]

Indicate, by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). YES [  ] NO [X]

SEMINIS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMINIS, INC.

Consolidated Balance Sheets
(In thousands, except per share data)

	As of	As of
	March 26,	September 30,
	2004	2003
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$78,228	$36,824
Accounts receivable, less allowances for doubtful accounts of $11,225 and $10,439, respectively	196,795	151,578
Inventories	310,207	351,637
Prepaid expenses and other current assets	8,803	4,450

Total current assets	594,033	544,489
Property, plant and equipment, net	73,591	69,792
Intangible assets, net	70,683	73,009
Other assets	22,294	19,957

Total Assets	$760,601	$707,247

Liabilities and Stockholders’ Equity:
Current liabilities
Short-term borrowings	$25,203	$20,031
Current maturities of long-term debt	1,784	2,722
Accounts payable	28,495	50,280
Accrued liabilities	105,019	89,416

Total current liabilities	160,501	162,449
Long-term debt	450,913	398,538
Deferred income taxes	22,527	21,312
Minority interest in subsidiaries	980	1,723
Preferred shares subject to mandatory redemption	42,849	39,300

Total liabilities	677,770	623,322

Commitments and contingencies (see Note 12)
Stockholders’ equity
Class A Common Stock, $.01 par value; 200,000 shares authorized as of March 26, 2004 and September 30, 2003; 64,333 and 63,260 shares issued and outstanding as of March 26, 2004 and September 30, 2003, respectively	644	633
Additional paid-in-capital	94,149	91,034
Accumulated deficit	(11,907)	(7,603)
Accumulated other comprehensive loss	(55)	(139)

Total stockholders’ equity	82,831	83,925

Total Liabilities and Stockholders’ Equity	$760,601	$707,247

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.

Consolidated Statements of Operations

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	March 26,	March 28,	March 26,	March 28,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net sales	$176,377	$159,001	$278,269	$239,617
Cost of goods sold	80,735	58,008	133,210	88,241

Gross profit	95,642	100,993	145,059	151,376

Operating expenses
Research and development expenses	12,061	10,953	23,635	22,378
Selling, general and administrative expenses	50,985	48,637	96,895	91,337
Amortization of intangible assets	1,964	3,966	3,851	7,893

Total operating expenses	65,010	63,556	124,381	121,608
Gain on sale of fixed assets	90	1,537	2,615	1,091

Income from operations	30,722	38,974	23,293	30,859

Other income (expense)
Interest income	315	259	427	506
Interest expense	(10,395)	(8,704)	(18,431)	(15,441)
Interest expense from preferred shares subject to mandatory redemption	(1,789)	––	(3,549)	––
Foreign currency gain (loss)	(4,212)	213	4,664	29
Minority interest benefit (provision)	(161)	280	(171)	270
Other, net	(3,841)	36	(3,640)	177

	(20,083)	(7,916)	(20,700)	(14,459)

Income before income taxes	10,639	31,058	2,593	16,400
Income tax expense	(5,814)	(7,018)	(6,897)	(4,140)

Net income (loss)	4,825	24,040	(4,304)	12,260
Preferred stock dividends	––	(4,661)	––	(9,184)

Net income (loss) available for common stockholders	$4,825	$19,379	$(4,304)	$3,076

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.

Consolidated Statement of Stockholders’ Equity
(In thousands)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stock- Holders’
	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, September 30, 2003	63,260	$633	$91,034	$(7,603)	$(139)	$83,925
Net loss	—	—	—	(4,304)	—	(4,304)
Comprehensive income (loss):
Translation adjustment	—	—	—	—	290	290
Equity adjustment for interest rate swap	—	—	—	—	(206)	(206)

						(4,220)
Stock based compensation	1,073	11	3,115	—	—	3,126

Balance, March 26, 2004	64,333	$644	$94,149	$(11,907)	$(55)	$82,831

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.

Consolidated Statements of Cash Flows
(In thousands)

	For the Six Months Ended
	Successor	Predecessor
	March 26,	March 28,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(4,304)	$12,260
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,595	15,343
Gain on sale of fixed assets	(2,615)	(1,091)
Deferred income taxes	1,935	802
Provision (benefit) for minority interest subsidiary	171	(270)
Inventory provision	8,000	8,352
Compensation expense for restricted stock units	550	–––
Amortization of inventory step-up	28,489	–––
Foreign currency gain	(4,664)	(29)
Other	146	1,417
Changes in assets and liabilities:
Accounts receivable	(42,328)	(34,168)
Inventories	6,927	(279)
Prepaid expenses and other assets	(12,622)	(5,640)
Current income taxes	2,600	1,091
Accounts payable	(22,457)	(7,937)
Other liabilities	18,653	1,746

Net cash used in operating activities	(13,924)	(8,403)

Cash flows from investing activities:
Purchases of fixed and intangible assets	(4,555)	(5,826)
Proceeds from disposition of assets	3,833	7,613
Other	(767)	179

Net cash provided by (used in) investing activities	(1,489)	1,966

Cash flows from financing activities:
Proceeds from long-term debt	167,651	596
Repayment of long-term debt	(116,052)	(8,763)
Net short-term borrowings	5,318	11,590
Other	(624)	53

Net cash provided by financing activities	56,293	3,476

Effect of exchange rate changes on cash and cash equivalents	524	1,057

Increase (decrease) in cash and cash equivalents	41,404	(1,904)
Cash and cash equivalents, beginning of period	36,824	36,805

Cash and cash equivalents, end of period	$78,228	$34,901

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.

Notes to Consolidated Financial Statements
(In Thousands, Except Per Share Data)

Note 1 — Summary of Significant Accounting Policies

Description of Business

Seminis, Inc. (the “Company”, “we”) is the leading worldwide developer, producer and marketer of vegetable and fruit seeds. As a result of the acquisition transactions described in Note 2, which were completed on September 29, 2003, Fox Paine & Company, LLC, together with its affiliates and co-investors (collectively, “Fox Paine”), became the Company’s majority shareholder.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority controlled and owned subsidiaries. Investments in unconsolidated entities, representing ownership interests between 20% and 50%, are accounted for using the equity method of accounting. All material intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior years’ financial statements to conform to the current presentation.

As a result of the acquisition transactions described in Note 3, which were completed on September 29, 2003, the Company has presented its results of operations, changes in stockholders’ equity and cash flows on a predecessor/successor basis. Periods prior to September 29, 2003 are predecessor periods, while others are successor periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal period, including estimates and assumptions related to customer discounts and allowances. Actual results could differ from those estimates.

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

Supplementary Cash Flow Information

	Six Months Ended
	Successor	Predecessor
	March 26,	March 28,
	2004	2003
	(Unaudited)
Cash paid for interest	$4,738	$9,329
Cash paid for income taxes	2,362	2,247
Supplemental non-cash transactions:
Class B Redeemable Preferred Stock dividends	––	1,000

Recent Accounting Pronouncements

In March 2004, the consensus of Emerging Issues Task Force (EITF) Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement 128,” was published. EITF Issue No. 03-06 addresses the computations of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Further guidance on the application and allocations of the two-class method of calculating earnings per share is also included. The provisions of EITF Issue No. 03-06 will be effective for reporting periods beginning after March 31, 2004. The adoption of this guidance will not impact the Company’s financial results of operations and financial position.

In December 2003, the FASB reissued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in the original SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised Statement also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of the original SFAS No. 132 will remain in effect until the provisions of this Statement are adopted. Certain new provisions are effective for financial statements with fiscal years ending after December 15, 2003, while other provisions are effective for fiscal years ending after June 15, 2004. The interim period disclosures are effective for interim periods beginning after December 15, 2003. See Note 8 “Pensions and Other Postretirement Benefits,” for disclosures required under the revised SFAS No. 132.

In December 2003, the Financial Accounting Standards Board (FASB) reissued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. The provisions of this Interpretation are effective for the Company for interim periods ending after March 15, 2004. The adoption of this Interpretation has not had a significant impact on the Company’s financial results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this Statement as of June 28, 2003 and has classified its newly issued paid in kind preferred stock (“PIK Preferred Stock”) as a liability.

In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) used for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this Statement are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have a significant impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company has adopted FASB Statement No. 123 under the provisions of SFAS No. 148 on October 1, 2003.

Note 2 — Liquidity

In connection with the acquisition transactions, the Company became a privately held company, acquired all of its publicly held shares of Class A common stock, Class B common stock, and shares of Class B and Class C Redeemable Preferred Stocks, repaid the $216.6 million of principal outstanding under its senior credit facility, and the $11.6 million of a mortgage on its Oxnard real property. In order to fund these transactions and other related expenses, Fox Paine purchased shares of the Company’s common stock for a purchase price of $163.2 million, the Company issued $190.0 million of ten year, 10 1/4% senior subordinated notes, established a senior secured credit facility that consisted of a $190.0 million term loan and a $60.0 million revolving loan (none of which was outstanding at March 26, 2004 and September 30, 2003, respectively), borrowed $17.0 million under a new mortgage note, and issued paid-in-kind mandatorily redeemable preferred stock (see Note 11-PIK Preferred Stock) along with warrants to purchase 3.9 million shares of common stock for combined proceeds of $50.0 million.

Upon completion of the acquisition transactions, the Company had total indebtedness of $421.3 million as of September 30, 2003 compared to $252.5 million before the transactions.

On January 23, 2004, the Company issued additional $140.0 million of its 10 1/4% senior subordinated notes, at a premium of $12.6 million. These notes have identical terms and conditions as the $190.0 million of senior subordinated notes issued as part of the acquisition transactions on September 29, 2003. The net proceeds from the additional notes, after deducting underwriting discounts and other expenses, were approximately $145.6 million. These net proceeds from the offering were used to repay $100.0 million and $15.0 million of the borrowings under the term loan portion and revolver portion, respectively, of Company’s senior secured credit facility and for general corporate purposes.

Concurrently with the offering of the additional notes, the Company amended the senior secured credit facility. The amended senior secured facility decreased the term loan from $190.0 million to $90.0 million, increased the revolving credit facility from $60.0 million to $75.0 million, amended pricing terms on both the term loan and revolver portion of the credit facility, and amended certain financial covenants.

The Company’s total indebtedness as of March 26, 2004 was $477.9 million, of which $89.5 million were borrowings under Company’s term loan, $342.4 million were borrowings under our senior 10 1/4% subordinated notes (amount including $12.4 million of remaining premium balance, which will be amortized over the life of the loan and reduces interest expense), $17.4 million, $4.6 million, $1.2 million, $0.5 million and $22.3 million were borrowings by its United States, Italian, Spanish, French and South Korean subsidiaries, respectively. The Company also has $42.8 million of preferred shares subject to mandatory redemption, see Note 11 for further description of the preferred shares. In addition, as of March 26, 2004, the Company has cash and cash equivalents of $78.2 million

Going forward, the Company’s principal source of liquidity will be cash flow generated from operations, borrowings under its senior secured credit facility and additional capital infusion. The Company’s principal uses of cash will be to meet debt service requirements, finance capital expenditures and provide working capital. Based on the current level of operations, management believes that remaining cash on hand, cash flow from operations and available borrowings under its revolving credit portion of the senior secured credit facility will enable the Company to meet its working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.

Note 3 — Description of the Accounting Effects of the Acquisition Transactions

Overview

On May 30, 2003, the Company and certain other parties entered into a number of agreements pursuant to which a newly incorporated entity was formed to effect the acquisition transactions whereby the Company became a privately held company and Fox Paine acquired 75.1% of the outstanding common stock of the Company. On September 29, 2003, the acquisition transactions, described in Note 2, were completed.

The acquisition transactions are accounted for under the purchase method of accounting. In accordance with applicable accounting guidelines, the purchase price paid by Fox Paine for Seminis’ common stock plus related purchase accounting adjustments are “pushed down” and recorded in Seminis’ financial statements.

The acquisition transactions resulted, for purposes of reporting the results of operations and cash flows in our financial statements, in a predecessor entity and a successor entity. The 75.1% of deemed assets acquired and liabilities assumed in connection with the acquisition transactions were originally recorded at their estimated fair market values based on an independent appraisal and 24.9% of its historical basis was carried over, however, these values were in excess of the purchase price paid by Fox Paine. Accordingly, the negative goodwill totaling $433.4 million was allocated against the value of non-current assets on a proportionate basis. The following summarizes the fair values, subsequent adjustments and on-going carrying values of the net assets acquired:

					Adjusted
					Basis
		FMV	24.9%	Negative	As of
	Historical	Of 75.1%	Carryover	Goodwill	September 29,
	Basis	Acquired	Basis	Allocation	2003
Current assets, excluding inventory	$185,206	$139,017	$46,190	$—	$185,207
Inventory	279,680	283,107	69,751	—	352,858
Property, plant & equipment	166,943	125,308	41,635	(102,582)	64,361
Goodwill	106,056	—	—	—	—
Intangibles	51,533	331,693	12,852	(271,536)	73,009
In-process R&D	—	58,547	—	(47,929)	10,618
Other long-term assets	18,463	13,859	4,605	(11,345)	7,119
Current liabilities	(466,697)	(354,905)	(116,392)	—	(471,297)

	$341,184	$596,626	$58,641	$(433,392)	$221,875

The increase in inventory value of $73.2 million, reflecting the fair market value adjustment, is being expensed as the inventory is sold, which is expected to be over a 16 month period from September 29, 2003, the date of acquisition. Finally, the intangible assets is being amortized on a straight-line basis over periods between five and forty years, and in-process research and development was immediately expensed in the results of the successor entity for the one-day period ended September 30, 2003.

Note 4 — Inventories

Inventories consist of the following:

	March 26,	September 30,
	2004	2003
	(Unaudited)
Seeds	$280,593	$324,006
Unharvested crop growing costs	21,433	19,488
Supplies	8,181	8,143

Total net inventories	$310,207	$351,637

Inventories are presented net of reserves of $82,047 and $79,531 at March 26, 2004 and September 30, 2003, respectively. As described in Note 3, as part of the acquisition transactions, inventories were stepped-up by $73.2 million. In the current period, $28.5 million of the step-up was amortized and charged to cost of sales. This non-cash adjustment will continue as the inventory is expected to be sold over the next 10 months.

Note 5 — Intangible Assets

Intangible assets at March 26, 2004 and September 30, 2003 consist of the following:

	As of March 26, 2004
	(Unaudited)			As of September 30, 2003
	Gross				Purchase
	Carrying	Accumulated	Net Carrying	Revalued	Accounting	Adjusted
	Amount	Amortization	Amount	Amount (1)	Adjustment	Amount
Amortizable intangible assets:
Germplasm	$25,804	$(804)	$25,000	$115,544	$(89,713)	$25,831
Software	10,859	(1,309)	9,550	9,984	(553)	9,431
Trademarks	8,724	(305)	8,419	30,232	(21,507)	8,725
Existing product technology	24,264	(1,277)	22,987	138,431	(114,292)	24,139
Customer relationships	4,883	(156)	4,727	50,354	(45,471)	4,883

	$74,534	$(3,851)	$70,683	$344,545	$(271,536)	$73,009

Aggregate amortization expense was $3.9 million and $7.9 million for the six months ended March 26, 2004 and March 28, 2003, respectively. Estimated amortization expense for the next five years is estimated at $7.7 million each year.

Note 6 — Accrued Liabilities

Accrued liabilities consist of the following at March 26, 2004 and September 30, 2003:

	March 26,	September 30,
	2004	2003
	(Unaudited)
Employee salaries and related benefits	$52,630	$51,632
Severance	694	672
Seedmen’s errors and omissions	8,264	7,181
Interest	17,627	368
Income taxes payable	4,590	2,002
Merger & refinancing transactions	3,171	9,115
Other	18,043	18,446

	$105,019	$89,416

Note 7 — Long-Term Debt

Long-term debt consists of the following at March 26, 2004 and September 30, 2003:

	As of	As of
	March 26,	September 30,
	2004	2003
Senior secured credit facility borrowings	$89,525	$190,000
Senior subordinated notes	330,000	190,000
Mortgage notes	16,879	17,000
South Korean borrowings due in annual installments through 2013	1,640	1,858
Bond premium related to 10 1/4% note	12,370	––
Other borrowings	2,283	2,402

	452,697	401,260
Less current portion	(1,784)	(2,722)

	$450,913	$398,538

As of March 26, 2004, long-term debt maturities are as follows:

Period Ending March 26
2005	$1,784
2006	1,825
2007	1,788
2008	1,722
2009	1,512
Thereafter	444,066

$452,697

Senior Secured Credit Facility

On September 29, 2003, the Company entered into a senior secured credit facility with a group of lenders. The senior secured credit facility provides for a $190.0 million term loan and a revolving line of credit for borrowings up to an aggregate principal amount of $60.0 million. The Company amended the senior secured credit facility on January 15, 2004 that provides a $90.0 million term loan and a revolving line of credit for borrowings up to an aggregate principal amount of $75.0 million, and will amortize in quarterly installments equal to 1.0% per annum for the first five and 1/2 years. The first quarterly payment was paid on March 31, 2004, and the balance of the term loan will be due in a single payment at the end of the sixth year. The $75.0 million revolving credit facility will mature in five years from the closing date of the acquisition transactions and does not amortize (None of which was drawn as of March 26, 2004 and $2.5 million of which was committed under letters of credit). Both facilities may be voluntarily prepaid in whole or in part without premium or penalty. Additionally, based upon formulas stated in the amended senior secured credit facility and subject to certain exceptions, all or a portion of the proceeds from the issuance of equity interests or equity rights, debt issuances, asset sales, proceeds from insurance recoveries and excess cash flow must be used to pay down the outstanding balance under the term loan facility.

In general, borrowings under the amended senior secured credit facility will bear interest, based on the Company’s option, on either a London inter-bank offered rate (LIBOR) or an alternate rate, in each case plus an applicable rate. The alternate base rate is equal to the highest of Citicorp North America, Inc.’s base rate, the three month certificate of deposit rate plus 0.5% and the federal funds effective rate plus 0.5%. The applicable rate for the term loan is based upon the Company’s leverage ratio that ranges from 1.25% to 2.00% per annum in the case of an alternate rate loan and LIBOR plus 3.00% per annum in the case of a LIBOR loan. The applicable rate for the revolving credit facility under the amended new senior secured credit facility is based upon our leverage ratio and will range from 1.00% to 1.75% per annum in the case of alternate rate loans and LIBOR plus 2.00% to LIBOR plus 2.75% per annum in the case of LIBOR loans, subject, in each case, to adjustments based on our leverage ratio at the time. Subsequent to an event of default under our amended senior secured credit facility, borrowings will bear interest at 2.0% over the rate of interest otherwise applicable and the LIBOR rate will not be available.

Obligations under the senior secured credit facility are guaranteed by the Company and its domestic subsidiaries. Additionally, borrowings are secured by a perfected lien on all of the capital stock, intercompany notes and all of the tangible and intangible properties and assets, including intellectual property subject to exceptions relating to foreign subsidiaries, of the Company. The Company is subject to certain commitment fees under the facility as well as the maintenance of certain financial ratios and other restrictive covenants, including the payment of dividends in cash.

On March 26, 2004, the outstanding balance of the term loan under the senior secured credit facility was $89.5 million with a variable interest rate of 4.49%.

10 ¼% Senior Subordinated Notes

On September 29, 2003, the Company issued $190.0 million of senior subordinated notes. The senior subordinated notes will mature on October 1, 2013; interest is payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2004. The senior subordinated notes are unsecured general obligations of the Company and are subordinated in right of payment to substantially all existing and future senior indebtedness of the Company, including senior credit facility indebtedness. Prior to maturity, the Company may redeem all or some of the senior subordinated notes at defined redemption prices, which may include a premium. In the event of a change in control, the holders may require the Company to repurchase the senior subordinated notes for a redemption price that may also include a premium. The majority of the Company’s domestic subsidiaries have guaranteed the senior subordinating notes.

On January 23, 2004, the Company issued an additional $140.0 million of senior subordinated notes. These notes have identical terms and conditions as the $190.0 million of senior subordinated notes issued as part of the acquisition transactions on September 29, 2003.

On March 26, 2004, the outstanding balance of the 10¼% senior subordinated notes was $330.0 million.

Mortgage Notes

In March 2000, the Company issued a $17.2 million promissory note, which was secured by the Company’s global headquarters facility. The variable rate of interest on the original note was based on LIBOR plus 2.5% (4.2% as of September 30, 2002). As of September 29, 2003, principal outstanding on this note totaling $11.6 million was repaid with proceeds from a new $17.0 million mortgage. Interest on the new note is based on LIBOR plus 2.0% (3.1% as of September 30, 2003), adjustable on the first day of each month. Simultaneous with entering into the new mortgage, the Company entered into an interest rate swap agreement (extending for a seven year term) to swap the floating interest rate for a 6.3% fixed interest rate. The loan amortizes in scheduled annual payments of approximately $0.2 million to $0.4 million, with a payment of the final remaining balance due on October 1, 2010.

On March 26, 2004, the outstanding balance of the mortgage note was $16.9 million with a fixed interest rate of 6.3%.

South Korean Borrowings

The Company’s South Korean subsidiary has a number of loan facilities maturing from fiscal year 2004 to 2013. Borrowings under these facilities carry interest rates of approximately 4.0%.

Other Borrowings

Other borrowings consisted of various domestic and foreign, government and non-government loans of less than $1.5 million each, bearing interest annually at average rates of 7.35% through 2013 for fiscal years 2003, and 8.79% through 2007 for fiscal year 2002.

For the fiscal period ended March 26, 2004 and fiscal year ended September 30, 2003, the Company incurred interest at a weighted-average rate of 7.22% and 7.26% per annum, respectively.

Note 8 — Pensions and Other Postretirement Benefits

The Company provides a defined-benefit plan in the Netherlands (the “Netherlands Plan”) as required by statute. The components of net pension expense of the Netherlands Plan are as follows:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	March 26,	March 28,	March 26,	March 28,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Service cost	$327	$564	$707	$1,148
Interest cost	802	1,385	1,737	2,820
Actual gain on plan assets	(876)	(1,514)	(1,898)	(3,082)
Net amortization and deferral	203	351	440	715

	$456	$786	$986	$1,601

Note 9 — Stock-Based Compensation

Effective October 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, stock-based employee compensation expense recognized in fiscal year 2004 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards from its original effective date. Results of prior years have not been restated. The following table illustrates the effect on net income (loss) if the fair value method had been applied in each period (in thousands) with the approach of SFAS No. 123:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	March 26,	March 28,	March 26,	March 28,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net income (loss) available for common stockholders, as reported	$4,825	$19,379	$(4,304)	$3,076
Add: Employee stock option expense included in reported net income (loss), net of related tax effects	39	––	39	––
Deduct: Total employee stock option expense determined under fair value method for awards, net of related tax effects	(39)	(187)	(39)	(375)

Pro forma net income (loss)	$4,825	$19,192	$(4,304)	$2,701

Note 10 — Equity Interests of Certain Beneficial Owners and Management

Options

Certain executives of the Company have “rolled over” their option rights from pre-acquisition stock option grants, and as of March 26, 2004, there are approximately 1.7 million options outstanding.

Restricted Stock Units

Upon completion of the acquisition transactions, we granted restricted stock units to a group of Company senior executives. The restricted stock units will, upon the events described below, be paid in shares of Company common stock on a one-for-one basis and will vest over a five year period depending on the continued employment of the executive and on Company’s performance and the performance of our executives relative to specified goals and objectives.

Upon completion of the acquisition transactions, each of the senior executives was granted an aggregate number of restricted stock units calculated as 2.25 times the initial base salary of the applicable senior executive divided by $3.40. Each of the other key executives was granted an aggregate number of restricted stock units calculated as 1.0 times the initial base salary of the applicable executive divided by $3.40.

If the specified goals and objectives are achieved and the executive is actively employed by us at each applicable vesting date, the restricted stock units will vest with respect to 10.0% of the aggregate award in each of the first two years, 20.0% of the aggregate award in the third year and 30.0% of the aggregate award in each of the fourth and fifth years following the time of grant. To the extent that conditions to vesting are not met and some of the restricted stock units do not vest, the portion of restricted stock units that do not vest will be permanently forfeited and will not be reallocated.

In the event that Fox Paine achieves a designated internal rate of return on its initial investment in Company prior to the fifth anniversary of the completion of the acquisition transactions, all restricted stock units, other than those permanently forfeited due to a failure to meet specified goals and objectives, will vest.

For the six months ended March 26, 2004, the Company recorded $0.6 million of compensation expense for restricted stock units.

Co-Investment Rights to Purchase Additional Shares of Company’s Common Stock

In connection with the acquisition transactions, Desarrollo Consolidado de Negocios, S.A. de C.V. received immediately exercisable rights to acquire 13.8% of the outstanding shares of the Company’s common stock on a fully-diluted basis. In addition, Desarrollo Consolidado de Negocios, S.A. de C.V. and Fox Paine received a second tranche of co-investment rights to acquire up to 15.8% and 1.57%, respectively, of the outstanding shares of the Company’s common stock on a fully-diluted basis. The Fox Paine co-investment rights and the second tranche of co-investment rights owned by Desarrollo Consolidado de Negocios, S.A. de C.V. will become exercisable only if Fox Paine achieves a 26.0% internal rate of return on its investment in the Company. Each co-investment right entitles the recipient to acquire one share of Company’s common stock at an exercise price of $3.40 per share. All of the co-investment rights expire on the tenth anniversary of the date of the consummation of the acquisition transactions.

Warrants

See Note 11 –– PIK Preferred Stock.

Note 11 –– PIK Preferred Stock

The Company issued shares of PIK Preferred Stock with an aggregate liquidation preference of $50.0 million as part of the acquisition transactions. In connection with the sale of PIK Preferred Stock, Company issued warrants to purchase shares of Company common stock representing approximately 3.7% of the shares of Company common stock on a fully diluted basis. The shares of PIK Preferred Stock are mandatorily redeemable on October 1, 2014.

Holders of shares of the PIK Preferred Stock are entitled to receive paid in kind dividends (or in the sole discretion of Company, cash dividends) at the annual rate of 12.0% of liquidation preference per share, compounded quarterly, provided that after the occurrence of, and during the continuance of, specified events of default, holders of shares of the PIK Preferred Stock are entitled to receive paid in kind dividends (or in the sole discretion of Company, cash dividends) at the annual rate of 14.0% of liquidation preference per share, compounded quarterly.

In general, the PIK Preferred Stock is not redeemable at the option of Company prior to October 1, 2006. For the period from October 1, 2006 to and including October 1, 2008, the PIK Preferred Stock is redeemable by Company at a per share redemption price payable in cash equal to 102% of the liquidation preference, plus an amount in cash equal to accrued and unpaid dividends. After October 1, 2008, the shares of PIK Preferred Stock are redeemable by Company at a per share redemption price payable in cash equal to 100% of the liquidation preference, plus an amount in cash equal to accrued and unpaid dividends.

At any time prior to October 1, 2014, following a change of control or an initial public offering of Company, Company has the right to redeem the shares of PIK Preferred Stock at a per share redemption price payable in cash equal to 102% of the liquidation preference, plus an amount in cash equal to accrued and unpaid dividends.

Unless the holders of a majority of the then outstanding shares of PIK Preferred Stock otherwise consent, Company may not approve a change of control unless, in connection with the change of control, Company is permitted to make and consummate a change of control offer. Upon the occurrence of a change of control, holders of shares of PIK Preferred Stock would have the right to require Company to repurchase their shares of PIK Preferred Stock at a purchase price equal to 101% of the liquidation preference, plus an amount in cash equal to accrued and unpaid dividends.

Upon the occurrence of, certain events of bankruptcy relating to Company (or the principal borrower of the material indebtedness of Seminis); and, the acceleration and satisfaction of certain material indebtedness of Seminis, holders of shares of the PIK Preferred Stock have the right to require Company to repurchase their shares of PIK Preferred Stock at a purchase price equal to 102% (if the applicable event occurred prior to October 1, 2008) or 100% (if the applicable event occurred following October 1, 2008) of the liquidation preference, plus an amount in cash equal to accrued and unpaid dividends, provided, however, that Company’s repurchase obligation would be subject to the prior satisfaction of any and all obligations pursuant to Seminis’ senior secured credit facility (and any replacement financing) and the notes (and any replacement financing).

The ability of Company to pay cash dividends on the PIK Preferred Stock or to redeem the PIK Preferred Stock is dependent on the ability of Seminis Vegetable, a subsidiary of the Company to dividend funds to Company, which ability is limited by the terms of our senior secured facility and the notes.

The preferred shares subject to mandatorily redemption were stated at $42.8 million and $39.3 million as of March 26, 2004 and September 30, 2003, respectively. The accretion of the preferred shares subject to mandatorily redemption and their paid-in-kind dividends are recognized as interest expense through the term of the agreement. For the six months ended March 26, 2004, this interest expense totaled $3.5 million.

Note 12 — Commitments and Contingencies

The Company has been named as a defendant in various lawsuits arising out of alleged seedmen’s errors and omissions. The Company maintains third-party seedmen’s errors and omissions insurance covering these types of claims. These policies are subject to annual renewal, revisions, deductibles and coverage limits. An accrual for management’s estimate of exposure related to such claims has been recorded in the financial statements and is disclosed in Note 6. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Historically, resolution of asserted claims has been in line with management’s expectations.

Note 13 — Related Party Transactions

In accordance with the agreement entered in as part of acquisition transactions, the Company paid management fees of $2.4 million each to Fox Paine and Desarrollo Consolidado De Negocios, S.A. De C.V. in October 2003 for services to be rendered during fiscal year 2004. The annual management fee is equal to 1% of previous fiscal year’s net sales and is amortized as services are rendered during the fiscal year.

The Company sold a residential property to Bernardo Jimenez, Executive Senior Vice President and Chief Financial Officer. The sales price of $1.1 million was based upon a real estate appraisal of the market value of the property.

In June 2000, a subsidiary of the Company sold residential property, originally acquired in December 1999 for $862,000, to Mr. Bruno Ferrari, Executive Senior Vice President, World Wide Commercial, at the appraised value of $875,000. The purchase price was evidenced by a promissory note secured by a deed of trust on the property. The note had an interest rate of 7.75% per annum and was payable in ten equal annual installments of principal, including interest accrued thereon, commencing December 15, 2000, and annually thereafter. The loan was repaid in December 2003. Under a separate agreement, the Company paid bonuses to Mr. Ferrari that covered the interest payable on the loan and paid Mr. Ferrari the present value of the interest payments that would have been payable to Mr. Ferrari had the loan remained outstanding until its scheduled final maturity. The bonus payments were recognized as compensation expenses at the time of the payments.

Note 14 — Supplemental Guarantor/Non-Guarantor Financial Information

In conjunction with the 10 1/4% senior subordinated notes, the following summarized condensed consolidating financial information is presented for the Company, segregating guarantor subsidiaries and non-guarantor subsidiaries. The accompanying financial information in the “Guarantor Subsidiaries” column reflects the financial position, results of operations and cash flows for those subsidiaries, which guarantee the Notes. The guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantees are full, unconditional, and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that such financial statements would not be material to investors.

Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

(1)	elimination of investments in subsidiaries;

(2)	elimination of intercompany accounts;

(3)	elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and

(4)	elimination of equity in earnings of subsidiaries.

Condensed Consolidating Balance Sheets
As of March 26, 2004

		Seminis		Subsidiary
	Seminis	Vegetable	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$64,976	$134	$13,118	$—	$78,228
Accounts receivable	—	55,735	2,694	138,366	—	196,795
Inventories	—	147,553	7,901	154,753	—	310,207
Prepaid expenses and other current assets	—	5,555	63	3,185	—	8,803

Total current assets	—	273,819	10,792	309,422	—	594,033
Property, plant and equipment, net	—	33,399	88	40,104	—	73,591
Investment in consolidated subsidiaries	265,377	220,013	—	—	(485,390)	—
Intangible assets, net	—	45,907	—	24,776	—	70,683
Deferred tax asset	—	—	—	2,120	(2,120)	—
Other assets	148	15,387	—	6,759	—	22,294

	$265,525	$588,525	$10,880	$383,181	$(487,510)	$760,601

Current liabilities
Short-term borrowings	$—	$—	$—	$25,203	$—	$25,203
Current maturities of long-term debt	—	1,197	171	416	—	1,784
Accounts payable	—	5,239	129	23,127	—	28,495
Accrued liabilities	1,173	43,208	34	60,604	—	105,019
Intercompany payables	138,672	(198,720)	12,911	47,137	—	—

Total current liabilities	139,845	(149,076)	13,245	156,487	—	160,501
Long-term debt	—	447,577	302	3,034	—	450,913
Deferred income taxes	—	24,647	—	—	(2,120)	22,527
Minority interest in subsidiaries	—	—	—	980	—	980
Preferred shares subject to mandatory redemption	42,849	—	—	—	—	42,849

Total liabilities	182,694	323,148	13,547	160,501	(2,120)	677,770

Total stockholders’ equity	82,831	265,377	(2,667)	222,680	(485,390)	82,831

	$265,525	$588,525	$10,880	$383,181	$(487,510)	$760,601

Condensed Consolidating Balance Sheets
As of September 30, 2003

		Seminis		Subsidiary
	Seminis	Vegetable	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$18,669	$906	$17,249	$—	$36,824
Accounts receivable	—	42,190	3,430	105,958	—	151,578
Inventories	—	177,627	8,042	165,968	—	351,637
Prepaid expenses and other current assets	—	1,997	—	2,453	—	4,450

Total current assets	—	240,483	12,378	291,628	—	544,489
Property, plant and equipment, net	—	33,307	88	36,397	—	69,792
Investment in consolidated subsidiaries	268,653	193,083	—	—	(461,736)	—
Intangible assets, net	—	47,372	—	25,637	—	73,009
Deferred tax asset	—	—	—	2,006	(2,006)	—
Other assets	159	13,468	—	6,330	—	19,957

	$268,812	$527,713	$12,466	$361,998	$(463,742)	$707,247

Current liabilities
Short-term borrowings	$—	$—	$—	$20,031	$—	$20,031
Current maturities of long-term debt	—	2,141	161	420	—	2,722
Accounts payable	—	26,457	92	23,731	—	50,280
Accrued liabilities	8,581	12,842	89	67,904	—	89,416
Intercompany payables	137,006	(200,557)	13,490	50,062	—	—

Total current liabilities	145,587	(159,117)	13,832	162,148	—	162,449
Long-term debt	—	394,859	390	3,289	—	398,538
Deferred income taxes	—	23,318	—	—	(2,006)	21,312
Minority interest in subsidiaries	—	—	—	1,723	—	1,723
Preferred shares subject to mandatory redemption	39,300	—	—	—	—	39,300

Total liabilities	184,887	259,060	14,222	167,160	(2,006)	623,322

Total stockholders’ equity	83,925	268,653	(1,756)	194,838	(461,736)	83,925

	$268,812	$527,713	$12,466	$361,998	$(463,742)	$707,247

Successor
Condensed Consolidating Statements Of Operations
For the Six Months Ended March 26, 2004

		Seminis		Subsidiary
	Seminis	Vegetable	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$146,325	$4,193	$189,252	$(61,501)	$278,269
Cost of goods sold	—	80,676	4,294	109,741	(61,501)	133,210

Gross profit	—	65,649	(101)	79,511	—	145,059

Operating expenses
Research and development expenses	—	12,041	(2)	11,596	—	23,635
Selling, general and administrative expenses	—	42,941	799	53,155	—	96,895
Amortization of intangible assets	—	2,699	—	1,152	—	3,851

Total operating expenses	—	57,681	797	65,903	—	124,381

Gain on sale of assets	—	1	—	2,614	—	2,615

Income from operations	—	7,969	(898)	16,222	—	23,293

Other income (expense)
Interest Income	––	164	—	263	—	427
Interest expense	(3,560)	(16,962)	(32)	(1,426)	—	(21,980)
Interest expense from preferred shares subject to mandatory redemption	––	––	––	––	—	—
Foreign currency gain (loss)	—	42	—	4,622	—	4,664
Other, net	—	(3,876)	19	46	—	(3,811)
Equity from subsidiary	(744)	12,288	—	—	(11,544)	—

	(4,304)	(8,344)	(13)	3,505	(11,544)	(20,700)

Income (loss) before income taxes	(4,304)	(375)	(911)	19,727	(11,544)	2,593
Income tax expense	—	(369)	—	(6,528)	—	(6,897)

Net income (loss)	(4,304)	(744)	(911)	13,199	(11,544)	(4,304)
Net income (loss) available for common stockholders	$(4,304)	$(744)	$(911)	$13,199	$(11,544)	$(4,304)

Predecessor
Condensed Consolidating Statements Of Operations
For the Six Months Ended March 28, 2003

		Seminis		Subsidiary
	Seminis	Vegetable	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$139,668	$3,525	$166,013	$(69,589)	$239,617
Cost of goods sold	—	64,241	2,745	90,844	(69,589)	88,241

Gross profit	—	75,427	780	75,169	—	151,376

Operating expenses
Research and development expenses	—	12,049	—	10,329	—	22,378
Selling, general and administrative expenses	—	39,104	955	51,278	—	91,337
Amortization of intangible assets	—	5,737	—	2,156	—	7,893

Total operating expenses	—	56,890	955	63,763	—	121,608

Gain on sale of assets	—	319	—	772	—	1,091

Income from operations	—	18,856	(175)	12,178	—	30,859

Other income (expenses)
Interest income	—	161	6	339	—	506
Interest expense	—	(12,803)	(42)	(2,596)	—	(15,441)
Foreign currency gain (loss)	—	(661)	—	690	—	29
Other, net	—	(649)	723	373	—	447
Equity from subsidiary	12,260	7,356	—	—	(19,616)	—

	12,260	(6,596)	687	(1,194)	(19,616)	(14,459)

Income (loss) before income taxes	12,260	12,260	512	10,984	(19,616)	16,400
Income tax expense	––	––	––	(4,140)	—	(4,140)

Net income (loss)	12,260	12,260	512	6,844	(19,616)	12,260
Preferred stock dividends	(9,184)	—	—	—	—	(9,184)

Net income (loss) available for common stockholders	$3,076	$12,260	$512	$6,844	$(19,616)	$3,076

Successor
Condensed Consolidating Statements Of Cash Flows
For the Six Months Ended March 26, 2004

		Seminis
	Seminis	Vegetable	Subsidiary	Subsidiary
	(Parent)	(Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$––	$12,696	$(105)	$(26,515)	$—	$(13,924)

Cash flows from investing activities:
Purchases of fixed and intangible assets	—	(2,067)	(8)	(2,480)	—	(4,555)
Proceeds from disposition of assets	—	1,060	—	2,773	—	3,833
Other	—	(403)	—	(364)	—	(767)

Net cash provided by investing activities	—	(1,410)	(8)	(71)	—	(1,489)

Cash flows from financing activities:
Proceeds from long-term debt	—	167,611	—	40	—	167,651
Repayment of long-term debt	—	(115,607)	(78)	(367)	—	(116,052)
Net short-term borrowings	—	—	—	5,318	—	5,318
Net change in intercompany account	––	(16,361)	(579)	16,940	—	––
Capital contributions/ dividends received (paid) / other	––	(625)	—	1	––	(624)

Net cash provided by (used in) financing activities	––	35,018	(657)	21,932	—	56,293

Effect of exchange rate changes on cash and cash equivalents	—	—	—	524	—	524

Increase (decrease) in cash and cash equivalents	—	46,304	(770)	(4,130)	—	41,404
Cash and cash equivalents, beginning of period	—	18,669	906	17,249	—	36,824

Cash and cash equivalents, end of period	$—	$64,973	$136	$13,119	$—	$78,228

Predecessor
Condensed Consolidating Statements Of Cash Flows
For the Six Months Ended March 28, 2003

		Seminis
	Seminis	Vegetable	Subsidiary	Subsidiary
	(Parent)	(Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$––	$4,061	$367	$(12,831)	$—	$(8,403)

Cash flows from investing activities:
Purchases of fixed and intangible assets	—	(2,649)	––	(3,177)	—	(5,826)
Proceeds from disposition of assets	—	641	1,851	5,121	—	7,613
Other	—	750	––	(571)	—	179

Net cash provided by (used in) investing activities	—	(1,258)	1,851	1,373	—	1,966

Cash flows from financing activities:
Proceeds from long-term debt	—	––	––	596	—	596
Repayment of long-term debt	—	(7,116)	(69)	(1,578)	—	(8,763)
Net short-term borrowings	—	––	––	11,590	—	11,590
Net change in intercompany account	––	2,375	(2,207)	(168)	—	––
Capital contributions/dividends received (paid) / other	––	53	––	––	—	53

Net cash provided by (used in) financing activities	––	(4,688)	(2,276)	10,440	—	3,476
Effect of exchange rate changes on cash and cash equivalents	––	––	––	1,057	—	1,057

Increase (decrease) in cash and cash equivalents	––	(1,885)	(58)	39	—	(1,904)
Cash and cash equivalents, beginning of period	––	24,062	518	12,225	—	36,805

Cash and cash equivalents, end of period	$––	$22,177	$460	$12,264	$—	$34,901

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

RISK FACTORS

Readers should be aware that there are various risk factors including, but not limited to, those set forth below:

•	We have experienced losses in the past and we may experience losses in the future.

•	Following the acquisition transactions, the Company has incurred substantially higher levels of debt.

•	The Company’s failure to accurately forecast and manage inventory could result in an unexpected shortfall or surplus of seeds, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company owns production and processing facilities in numerous countries throughout the world and markets its products worldwide. Accordingly, fluctuations in currency rates may affect the Company’s operating results and net income.

•	The Company’s business is seasonal.

•	The Company continues to invest in research and development in order to enable us to identify and develop new products to meet consumer demands. In fiscal year 2003, our investment in research and development represented 10.1% of net sales. Despite investments in this area, our research and development may not result in the discovery or successful development of new products, which will be accepted by our customers.

•	The Company may not have the ability to protect its intellectual property due to the uncertainty of litigation and the ineffectiveness of the laws in some of the countries that the Company currently has operations, which could have a material adverse effect on our business, results of operations or financial condition.

•	A change in U.S. law protecting plant patents could limit or take away patent protection for the Company’s patented seeds, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company faces substantial competition due to technological advances by competitors such as other seed companies, pharmaceutical and chemical companies and biotechnology companies. Many of these companies have substantially greater resources than the Company. If a competitor introduces a competitively successful product, it could take years to develop a competitive seed variety, which could have a material adverse effect on our business, results of operations or financial condition.

•	Extreme weather conditions, disease and pests can materially and adversely affect the quality and quantity of seeds produced. There can be no assurance that these factors will not affect a substantial portion of the Company’s production in any year and have a material adverse effect on our business, results of operations or financial condition.

•	Defective seeds could result in claims and negative publicity, and the insurance covering claims may become unavailable or be inadequate, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company’s worldwide operation and products are highly regulated in the areas of safety and protection of human health and the environment. Compliance with these health and safety regulations can be costly.

OVERVIEW

Seminis was formed in 1994 to consolidate various industry-leading vegetable and fruit seed brands into one consumer-oriented producer and marketer of vegetable and fruit seeds. Our core business was created through the acquisition of the Asgrow seed business in 1994, the subsequent combination of the Asgrow business with the Petoseed and Royal Sluis seed businesses in 1995, and acquisitions during late 1996 to 1999. Since our formation, we have been at the forefront of the consolidation of the vegetable and fruit seed industry and have completed ten acquisitions.

Acquisition Transactions

On September 29, 2003, the Company completed the acquisition transactions, which have a significant effect on the Company’s financial statements, see Notes 2 and 3.

The Company’s results for the three and six months ended March 26, 2004 reflect the effects of the acquisition transactions and are presented on a successor basis, whereas the results for the three and six months ended March 28, 2003 are presented on a predecessor basis. The acquisition transactions are accounted for under the purchase method of accounting. In accordance with applicable accounting guidelines, the purchase price paid by Fox Paine for Seminis’ common stock plus related purchase accounting adjustments are “pushed down” and recorded in Seminis’ financial statements.

The 75.1% of deemed assets acquired and liabilities assumed in connection with the acquisition transactions were originally recorded at their estimated fair market values based on an independent appraisal and 24.9% of its historical basis was carried over, however, these values were in excess of the purchase price paid by Fox Paine. Accordingly, the negative goodwill totaling $433.4 million was allocated against the value of non-current assets on a proportionate basis. The following summarizes the fair values, subsequent adjustments and on-going carrying values of the net assets acquired:

					Adjusted Basis
		FMV	24.9%	Negative	As of
	Historical	Of 75.1%	Carryover	Goodwill	September 29,
	Basis	Acquired	Basis	Allocation	2003
Current assets, excluding inventory	$185,206	$139,017	$46,190	$—	$185,207
Inventory	279,680	283,107	69,751	—	352,858
Property, plant & equipment	166,943	125,308	41,635	(102,582)	64,361
Goodwill	106,056	—	—	—	—
Intangibles	51,533	331,693	12,852	(271,536)	73,009
In-process R&D	—	58,547	—	(47,929)	10,618
Other long-term assets	18,463	13,859	4,605	(11,345)	7,119
Current liabilities	(466,697)	(354,905)	(116,392)	—	(471,297)

	$341,184	$596,626	$58,641	$(433,392)	$221,875

The increase in inventory value will be expensed as the inventory is sold. We expect that the inventories will be sold over a 16 month period from the date of acquisition. The intangible assets will be amortized on a straight-line basis over periods between five and forty years. In-process research and development was immediately expensed in the results of the successor entity for the one-day period ended September 30, 2003.

The acquisition transactions resulted in the incurrence of additional operating expenses in both the predecessor and successor companies. The main components of these operating expenses were related to transaction fees for obtaining an exchange and fairness opinion, and expenses for the buyout of existing options, severance and restricted stock.

OUTLOOK

The change in the basis of assets and liabilities as a result of the acquisition transactions will impact the future operating results of the Company. Fiscal year 2004 and approximately 8 additional years’ operating expenses will benefit from a reduction in depreciation expense of approximately $7.3 million, which will reduce selling, general and administrative expenses. Fiscal year 2004 and part of 2005 gross margins will be lower than historical levels because of the increased basis in inventory. The increase in inventory basis of $73.2 million, resulting from the purchase accounting adjustments made in connection with the acquisition transactions, will be reflected in the statement of operations through decreased margins as the related inventory is sold. The Company expects that the related inventory will be sold over the next 10 months. Future results are also expected to be adversely impacted by increased interest expense as a result of higher average debt levels outstanding coupled with higher interest rates.

The Company expects continued growth in fiscal year 2004. The Company will continue to execute its Value Capture Strategy and will focus on opportunities, such as potential acquisitions, to achieve long term growth targets.

Seasonality

The seed business is highly seasonal. Generally, net sales are highest in the second fiscal quarter due to increased demand from Northern Hemisphere growers who plant seed in the early spring. Seminis recorded 33.3% of its fiscal year 2003 net sales during its second fiscal quarter. Seminis’ results in any particular quarter should not be considered indicative of those to be expected for a full year.

Results of Operations

The table below sets forth Seminis’ results of operations data expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	March 26,	March 28,	March 26,	March 28,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%

Gross margin	54.2	63.5	52.1	63.2
Research and development expenses	6.9	6.9	8.5	9.3
Selling, general and administrative expenses	28.9	30.6	34.8	38.1
Amortization of intangible assets	1.1	2.5	1.4	3.3

Total operating expenses	36.9	40.0	44.7	50.7
Gain on sale of fixed assets	0.1	1.0	1.0	0.4

Income from operations	17.4	24.5	8.4	12.9
Interest expense, net	(6.7)	(5.3)	(7.7)	(6.3)
Other non-operating income (expense), net	(4.7)	0.3	0.3	0.2

Income before income taxes	6.0	19.5	1.0	6.8
Income tax expense	(3.3)	(4.4)	(2.5)	(1.7)

Net income (loss)	2.7%	15.1%	(1.5)%	5.1%

Three Months Ended March 26, 2004 Compared with Three Months Ended March 28, 2003

Net Sales

Net sales increased 10.9% to $176.4 million for the three months ended March 26, 2004 compared to $159.0 million for the three months ended March 28, 2003. The result was partially due to $10.5 million of positive impact of currency fluctuations relating to the strengthening of the Euro and South Korean Won versus the U.S. Dollar during the second quarter of fiscal year 2004 compared to the same period in the prior year. In constant dollars stated at monthly average exchange rates for the second quarter of fiscal year 2003 and excluding sales from non-core businesses, sales would have increased 4.2% to $159.6 million for the second quarter of fiscal year 2004 from $153.3 million in second quarter of fiscal year 2003. The increase was primarily a result of price increases implemented around October 2003 and the availability of high-demand seed. Geographically, the sales increases were primarily in the Americas, Europe and the Middle East with gains in carrot, sweet pepper, bean, spinach, onion, watermelon and hybrid tomato sales. The Company’s business is subject to seasonal fluctuations and, therefore, the sales for the second quarter of a fiscal year are not necessarily indicative of those to be expected in any other interim period or for a fiscal year as a whole.

Gross Profit

Gross profit decreased 5.3% to $95.6 million for the three months ended March 26, 2004 from $101.0 million for the three months ended March 28, 2003. Gross margin percentage decreased to 54.2% for the three months ended March 26, 2004 from 63.5% for the three months ended March 28, 2003. The decrease was primarily due to amortization of $17.0 million of inventory step-up under purchase accounting treatment for the acquisition transactions, which had a negative impact of 9.6% to the Company’s gross margin. This non-cash charge will continue to have a negative impact on the gross profit for approximately the next 10 months.

Research and Development Expenses

Research and development expenses increased 10.1% to $12.1 million for the three months ended March 26, 2004 from $11.0 million for the three months ended March 28, 2003. This increase was primarily the result of cost of living adjustments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4.8% to $51.0 million for the three months ended March 26, 2004 from $48.6 million for the three months ended March 28, 2003. The increase was primarily due to cost of living adjustments and variable expenses associated with sales. As a percentage to sales, selling, general and administrative expenses for the three months ended March 26, 2004 decreased to 28.9% from 30.6% in the same period last year.

Amortization of Intangible Assets

Amortization of intangible assets decreased 50.5% to $2.0 million for the three months ended March 26, 2004 from $4.0 million for the three months March 28, 2003. The decrease was due to the purchase accounting impact to the intangible assets basis and amortization period, resulting in a lower amortization in the current period.

Gain on Sale of Fixed Assets

Both the gain of $0.1 million for the three months ended March 26, 2004 and $1.5 million for the three months ended March 28, 2003 were primarily from fixed asset sales of our South Korean subsidiary.

Interest Expense, Net

Interest expense, net, increased 40.5% to $11.9 million for the three months ended March 26, 2004 from $8.4 million for the three months ended March 28, 2003. The increase was primarily due to higher debt levels and the impact of Preferred PIK interest.

Other Non-Operating Income (Expense), Net

We had other non-operating expense, including foreign currency gain (loss), net, of $8.2 million for the three months ended March 26, 2004 as compared to other non-operating income, net, of $0.5 million for the three months ended March 28, 2003. Other non-operating expense, net, for the three months ended March 26, 2004 primarily consists of foreign currency loss of $4.2 million and other expense of $4.0 million. The foreign currency loss was primarily due to the effect of the weakening of the Euro during the quarter on a U.S. dollar based intercompany loan at a European subsidiary. The other expense was related to a $3.8 million write-down of deferred loan fees due to the refinancing of the Company’s term loan in January 2004. Other non-operating income, net, for the three months ended March 28, 2003, primarily consists of foreign currency gains of $0.2 million, and other income of $0.3 million.

Income Tax Expense

Income tax expense was $5.8 million for the three months ended March 26, 2004 compared to an income tax expense of $7.0 million for the three months ended March 28, 2003. The increase in income tax expense was primarily due to the amount and mix of worldwide income at Seminis’ subsidiaries.

Six Months Ended March 26, 2004 Compared with Six Months Ended March 28, 2003

Net Sales

Net sales increased 16.1% to $278.3 million for the six months ended March 26, 2004 compared to $239.6 million for the six months ended March 28, 2003. The result was partially due to $16.4 million of positive impact of currency fluctuations relating to the strengthening of the Euro and South Korean Won versus the U.S. Dollar during the first half of fiscal year 2004 compared to the same period in the prior year. In constant dollars stated at monthly average exchange rates for the first half of fiscal year 2003 and excluding sales from non-core businesses, sales would have increased 9.2% to $252.0 million for the first half of fiscal year 2004 from $230.8 million in the first half of fiscal year 2003. The increase was primarily a result of price increases implemented around October 2003 and the availability of high-demand seed. Geographically, the sales increases were primarily in the Americas, Europe and the Middle East that included gains in carrot, sweet pepper, bean, spinach, onion and hybrid tomato sales. The Company’s business is subject to seasonal fluctuations and, therefore, the sales for the first half of a fiscal year are not necessarily indicative of those to be expected in any other interim period or for a fiscal year as a whole.

Gross Profit

Gross profit decreased 4.2% to $145.1 million for the six months ended March 26, 2004 from $151.4 million for the six months ended March 28, 2003. Gross margin percentage decreased to 52.1% for the six months ended March 26, 2004 from 63.2% for the six months ended March 28, 2003. The decrease was primarily due to the amortization of $28.5 million of inventory step-up, under purchase accounting treatment, which had a negative impact of 10.2% on the Company’s gross margin. This non-cash charge will continue to have a negative impact on the gross profit for approximately the next 10 months. Another principal factor was an additional provision for seedmen’s claim related to certain product liability claims in Europe that accounted for 0.3% of net sales.

Research and Development Expenses

Research and development expenses increased 5.6% to $23.6 million for the six months ended March 26, 2004 from $22.4 million for the six months ended March 28, 2003. This increase was primarily the result of cost of living adjustments, $1.5 million of currency fluctuations from research and development expenses in Europe and South Korea in the first half of fiscal year 2004, offset by $1.3 million of lower depreciation expense related to the impact of the negative goodwill allocation as part of the acquisition transaction. As a percentage to sales, research and development expenses for the six months ended March 26, 2004 decreased to 8.5% from 9.3% in the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6.1% to $96.9 million for the six months ended March 26, 2004 from $91.3 million for the six months ended March 28, 2003. The increase was primarily due to cost of living adjustments, variable expenses associated with sales, $5.4 million of currency exchange impact on European and South Korean expenses, $2.4 of million management fee expense, and $0.6 million of non-cash stock based compensation expense, offset by $2.5 million of lower depreciation expense related to the impact of the negative goodwill allocation as part of the acquisition transaction and $3.4 million of severance expense. As a percentage to sales, selling, general and administrative expenses for the six months ended March 26, 2004 decreased to 34.8% from 38.1% in the same period last year.

Amortization of Intangible Assets

Amortization of intangible assets decreased 51.2% to $3.9 million for the six months ended March 26, 2004 from $7.9 million for the six months March 28, 2003. The decrease was due to the purchase accounting impact to the intangible assets basis and amortization period, resulting in a lower amortization in the current period.

Gain on Sale of Fixed Assets

Both the gain of $2.6 million for the six months ended March 26, 2004 and the gain of $1.1 million for the six months ended March 28, 2003 were primarily from fixed asset sales of our South Korean subsidiary.

Interest Expense, Net

Interest expense, net, increased 44.3% to $21.6 million for the six months ended March 26, 2004 from $14.9 million for the six months ended March 28, 2003. The increase was primarily due to higher debt levels and the impact of Preferred PIK interest.

Other Non-Operating Income (Expense), Net

We had other non-operating income, including foreign currency gain (loss), net, of $0.9 million and $0.5 million for the six months ended March 26, 2004 and March 28, 2003, respectively. Other non-operating income, net, for the six months ended March 26, 2004 primarily consists of foreign currency gains of $4.7 million and other expense of $3.8 million. The foreign currency gain was primarily due to the effect of the strengthening of the Euro on a U.S. dollar based intercompany loan at a European subsidiary. The other expense was related to a $3.8 million write-down of deferred loan fees write-down due to the refinancing of the Company’s term loan in January 2004. Other non-operating income, net, for the six months ended March 28, 2003, primarily consists of minority interest benefit of $0.2 million.

Income Tax Expense

Income tax expense was $6.9 million for the six months ended March 26, 2004 compared to an income tax expense of $4.1 million for the six months ended March 28, 2003. The increase in income tax expense was primarily due to the amount and mix of worldwide income at Seminis’ subsidiaries.

Liquidity and Capital Resources

In connection with the acquisition transactions, the Company became a privately held company, acquired all of its publicly held shares of Class A common stock, Class B common stock, and shares of Class B and Class C Redeemable Preferred Stocks, repaid the $216.6 million of principal outstanding under its senior credit facility, and the $11.6 million of a mortgage on its Oxnard real property. In order to fund these transactions and other related expenses, Fox Paine purchased shares of the Company’s common stock for a purchase price of $163.2 million, the Company issued $190.0 million of ten year, 10 1/4% senior subordinated notes, established a senior secured credit facility that consisted of a $190.0 million term loan and a $60.0 million revolving loan (none of which was outstanding at March 26, 2004 and September 30, 2003, respectively), borrowed $17.0 million under a new mortgage note, and issued paid-in-kind mandatorily redeemable preferred stock (see Note 11 — PIK Preferred Stock) along with warrants to purchase 3.9 million shares of common stock for combined proceeds of $50.0 million.

Upon completion of the acquisition transactions, the Company had total indebtedness of $421.3 million as of September 30, 2003 compared to $252.5 million before the transactions.

Cash flows from operations

Operating activities utilized $13.9 million in cash flow during the first half of fiscal year 2004 compared to $8.4 million utilized during the same period in the prior fiscal year. The increase in cash utilization was primarily due to approximately $11.8 million of acquisition transaction related costs which were accrued for at September 30, 2003 but subsequently paid during the first half of fiscal year 2004. Cash flow was also impacted in the first half of fiscal year 2004 by a $4.8 million prepayment of a management fee to be amortized over fiscal year 2004, which was paid in accordance with the acquisition transaction’s purchase agreement. Additionally, the increase in cash utilization was due to approximately $5.2 million in transaction fees that were paid in association with the January 2004 senior subordinated note issuance, offset by $4.5 million of accrued interest that was received by the Company but will need to be paid back to the bondholders in April 2004, and $4.6 million of higher interest paid in the prior fiscal period.

Cash flows from investments

Capital expenditures decreased to $4.6 million for the first half of fiscal year 2004, from $5.8 million in the same period of the prior fiscal year. Other investing activities for the first half of fiscal year 2004 included $3.8 million from proceeds from the sale of assets compared to $7.6 million in the prior fiscal year. The decrease in proceeds during the first half of fiscal year 2004 was primarily due to higher asset sales in our South Korean subsidiary in the prior year and also due to the sale of a Company owned property in Salinas, CA in the prior year.

Cash flows from financings

On January 23, 2004, the Company issued additional $140.0 million of its 10 1/4% senior subordinated notes, at a premium of $12.6 million. These notes have identical terms and conditions as the $190.0 million of senior subordinated notes issued as part of the acquisition transactions on September 29, 2003. The net proceeds from the additional notes, after deducting underwriting discounts and other expenses, were approximately $145.6 million. These net proceeds from the offering were used to repay $100.0 million and $15.0 million of the borrowings under the term loan portion and revolver portion, respectively, of Company’s senior secured credit facility and for general corporate purposes.

Concurrently with the offering of the additional notes, the Company amended the senior secured credit facility. The amended senior secured facility decreased the term loan from $190.0 million to $90.0 million, increased the revolving credit facility from $60.0 million to $75.0 million, amended pricing terms on both the term loan and revolver portion of the credit facility, and amended certain financial covenants.

The Company’s total indebtedness as of March 26, 2004 was $477.9 million, of which $89.5 million were borrowings under Company’s senior credit facility, $342.4 million were borrowings under our senior 10 1/4% subordinated notes (which includes $12.4 million of a remaining premium balance, which is amortized over the life of the loan and reduces interest expense), $17.4 million, $4.6 million, $1.2 million, $0.5 million and $22.3 million were borrowings by its United States, Italian, Spanish, French and South Korean subsidiaries, respectively. The Company also has $42.8 million of preferred shares subject to mandatory redemption, see Note 11 with respects to the preferred shares. The cash balance as of March 26, 2004 was $78.2 million

Going forward, the Company’s principal source of liquidity will be cash flow generated from operations, borrowings under its senior secured credit facility and additional capital infusion. The Company’s principal uses of cash will be to meet debt service requirements, finance capital expenditures and provide working capital. Based on the current level of operations, management believes that remaining cash on hand, cash flow from operations and available borrowings under its revolving credit portion of the senior secured credit facility will enable the Company to meet its working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.

Our exposure to foreign currency fluctuations is primarily due to foreign currency gains or losses that occur from intercompany receivables and payables between Seminis Vegetable Seeds Inc. and its foreign subsidiaries.

The Company entered into an interest rate swap agreement in September 2003. The purpose of the swap agreement is to hedge approximately $17.0 million of variable rate debt associated with the Company’s mortgage on its worldwide headquarter facility in Oxnard, CA. Changes in the fair value of the hedge instrument are reflected in other comprehensive income (loss) and the associated interest is reflected in the statement of operations over the term of the mortgage.

Recent Accounting Pronouncements

In March 2004, the consensus of Emerging Issues Task Force (EITF) Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement 128,” was published. EITF Issue No. 03-06 addresses the computations of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Further guidance on the application and allocations of the two-class method of calculating earnings per share is also included. The provisions of EITF Issue No. 03-06 will be effective for reporting periods beginning after March 31, 2004. The adoption of this guidance will not impact the Company’s financial results of operations and financial position.

In December 2003, the FASB reissued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in the original SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised Statement also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of the original SFAS No. 132 will remain in effect until the provisions of this Statement are adopted. Certain new provisions are effective for financial statements with fiscal years ending after December 15, 2003, while other provisions are effective for fiscal years ending after June 15, 2004. The interim period disclosures are effective for interim periods beginning after December 15, 2003. See Note 8 “Pensions and Other Postretirement Benefits,” for disclosures required under the revised SFAS No. 132.

In December 2003, the Financial Accounting Standards Board (FASB) reissued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. The provisions of this Interpretation are effective for the Company for interim periods ending after March 15, 2004. The adoption of this Interpretation has not had a significant impact on the Company’s financial results of operations and financial position. In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company has adopted FASB Statement No. 123 under the provisions of SFAS No. 148 on October 1, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this Statement as of June 28, 2003 and has classified its newly issued paid in kind preferred stock (“PIK Preferred Stock”) as a liability.

In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) used for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this Statement are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have a significant impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company has adopted FASB Statement No. 123 under the provisions of SFAS No. 148 on October 1, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures set forth in the Form S-4, as filed with the SEC on March 11, 2004 has not changed significantly through the six months ended March 26, 2004.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report (the “Evaluation Date”).

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

(b)	Changes in internal controls. There was no change in the Company’s internal controls over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As part of the formation of LSL PlantScience, a joint venture between Seminis and LSL Biotechnologies, LSL Biotechnologies contributed certain agreements between LSL Biotechnologies and a third party. These agreements contain provisions that permanently restrict the third party from engaging in the development or marketing of open field tomato seeds having long-shelf-life characteristics in certain areas in the world, including North America. In September 2000, the Antitrust Division of the U.S. Department of Justice filed suit in the U.S. District Court for the District of Arizona against LSL PlantScience, LSL Biotechnologies and Seminis to delete these restrictive provisions. On March 29, 2002, the U.S. District Court dismissed without prejudice the action against LSL PlantScience, LSL Biotechnologies and Seminis. The U.S. Department of Justice has appealed this ruling and the appeal is pending in the Ninth Circuit Court of Appeals.

In January 2002, melon growers in Costa Rica notified us that our Dorado melon seeds were infected with Watermelon Fruit Blotch. Growers who purchased the infected Seminis seeds and growers whose crops were infected by the bacteria that spread from crops grown with the infected Seminis seeds have claimed damages against us. The claims related to those growers who purchased Seminis seeds have been settled for approximately $5.8 million, of which approximately $2.6 million was recovered under our errors and omissions insurance policy and the remainder of the settlement was paid by us by July 2002. The claims related to the growers with infected crops total approximately $4.7 million and we believe these claims are covered under our general liability insurance policy. We have finalized settlement of all of these claims. Our general liability insurance carrier continues to deny coverage, and we have instituted proceedings against them.

In early 2000, we filed suit against Dietrich Schmidt, the former president of Seminis and the current president of United Genetics, a competitor of ours, United Genetics, and two former Seminis breeders, Ken Owen and Wei Ouyang, for trade secret misappropriation and breach of contract. Mr. Schmidt filed a counterclaim for defamation against us. We were unsuccessful on our claims for trade secret misappropriation and breach of contract, and Mr. Schmidt was successful on his counterclaim with the court awarding him $1 in nominal damages. The count subsequently awarded Messrs. Schmidt, Owen and Ouyang their attorney’s fees. We have appealed certain aspects of the judgment, including the fee award. A decision on the appeal was handed down in December, 2003. The California Court of Appeal partially affirmed the lower court’s ruling, and has partially reversed and remanded the case to the lower court for a re-determination of costs and fees, specifying that certain attorney’s fees and costs previously awarded to Messrs. Schmidt, Owens and Ouyang should not be payable by Seminis.

On December 17, 2002 and January 4, 2003, four purported class action lawsuits were filed relating to the acquisition transactions. Three of these actions — Garry Firth v. Alfonso Romo Garza, et al., Civil Action No. 20085, Boris Pozniak v. Alfonso Romo Garza, et al., Civil Action No. 20097 and Pablo Herranz v. Seminis, Inc., et al., Civil Action No. 20105 — were filed in the Delaware Court of Chancery (New Castle County), while the fourth, Mark Rosales v. Seminis, Inc., Case No. CIV216255, was filed in California Superior Court (Ventura County). Since that time, a fifth case, Haven Capital Management v. Alfonso Romo Garza, et al., Civil Action No. 20140 has also been filed in Delaware. In February 2003, the Firth, Pozniak, Herranz and Haven Capital cases were consolidated into one proceeding entitled In re Seminis, Inc. Shareholders’ Litigation, Consolidated C.A. No. 20140-NC, and the Haven Capital complaint was designated as the operative complaint in the consolidated lawsuit. That complaint names as defendants Savia, Company and its Directors. The Rosales (California) complaint names as defendants Company and its Directors. Both the Delaware consolidated action and the Rosales action purport to be brought on behalf of Company common stockholders or their successors. Both of these actions — which were brought prior to the public announcement of Company entering into the acquisition transactions agreements — allege that the acquisition transactions, when consummated, would provide insufficient consideration to Company’ common stockholders and allege that the defendants breached their fiduciary duties in connection with the acquisition transactions. The complaints sought a preliminary and permanent injunction to enjoin the acquisition transactions and, since the acquisition transactions have been consummated, rescission and damages. On September 24, 2003, the parties reached a memorandum of understanding that settled all of the alleged claims. The parties have finalized the settlement agreement and the California court preliminarily approved the terms of the settlement in April 2004. A hearing for final approval of the settlement is expected to be scheduled by the California court for July or August 2004. The California court has also ordered that Delaware counsel may intervene in the California action and participate in the final settle hearing. The proposed settlement does not affect the terms of the acquisition transactions set forth herein.

During the last months of fiscal year 2002, Seminis’ subsidiary in Spain sold Boludo tomato seed to growers in the Canary Islands of Spain. Subsequently, some fields planted with this seed showed symptoms of the bacteria, Clavibacter michiganses, which can be seed borne, among other possible sources. Seminis has been conducting an investigation of the seeds and until July 31, 2003, all Seminis seed used in these fields that had been tested, tested negative for the presence of the bacteria. Spanish authorities requested an analysis of all seed lots sold in the Canary Islands. On July 31, 2003, Seminis was notified that after analyzing 89 lots of Boludo seed, a single seed lot tested positive for the presence of the bacteria. Seminis believes that other factors that may cause the disease were present at the time of the infection, and could be responsible for, or contributing factors to, the presence of the bacteria and damage to the crops. These factors include, but are not limited to: poor sanitary practices in the growers’ fields (failure to remove debris from prior harvests); bacteria from sources other than Seminis that remained in the fields from prior seasons; the practice of grafting, which can magnify the effects of small outbreaks and weaken the crops; failure to properly rotate crops from season to season; and third-party isolates (different strains) of the disease that may have been present. Seminis continues to investigate this matter vigorously, in particular investigating the single positive test result, which is inconsistent with the findings of all of the other independent laboratories’ test results for Seminis seed lots. Seminis does not believe that its Boludo tomato seeds sold in the Canary Islands caused any bacterial damage. Notwithstanding the foregoing, tomato growers may initiate legal claims against Seminis alleging that Seminis seeds were the source of the bacteria and claiming significant damages and Seminis cannot predict the outcome of any such claim, if initiated.

We are involved from time to time as a defendant in various other lawsuits arising in the normal course of business. We believe that no current claims, individually or in the aggregate, will have a material adverse effect on our business, results of operations or financial condition.

Item 6. Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K for the quarter ended March 26, 2004.

Exhibit Index

Exhibit
Number	Description
(a) 1	Form of Underwriting Agreement

(c) 2.1	Merger Agreement by and between Seminis, Inc., an Illinois corporation and Seminis, Inc., a Delaware corporation

(k) 2.2	Agreement and Plan of Merger by and among Seminis, Inc., Seminis Acquisition LLC, Seminis Merger Corp., and Fox Paine & Co., LLC, dated as of May 30, 2003.

(k) 2.3	Stock Purchase Agreement by and among Fox Paine Seminis Holdings, LLC, Banca Afirme, S.A., Institucion de Banca Multiple, Afirme Grupo Financiero, as Trustee, Under the Irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable de Administracion y Pago Numero 167-5), Seminis Acquisition LLC and Seminis Merger Corp., dated as of May 30, 2003.

(k) 2.4	Amended and Restated Exchange Agreement by and between Seminis, Inc. and Savia, S.A. de C.V. dated as of May 30, 2003.

(k) 2.5	Contribution Agreement by and among Seminis Acquisition LLC, Savia, S.A. de C.V., Banca Afirme, S.A., Institucion de Banca Multiple, Afirme Grupo Financiero, as Trustee, under the Irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable de Administracion y Pago Numero 167-5), Conjunto Administrativo Integral, S.A. de C.V., Desarrollo Consolidado de Negocios, S.A. de C.V., Emprima, S.A. de C.V., Park Financial Group, Ltd (BVI), Alfonso Romo Garza and Certain Members of Seminis and Savia Management, dated as of May 30, 2003.

(l) 2.6	Amendment to Contribution Agreement, dated as of September 29, 2003, by and among Seminis Acquisition LLC, Savia, S.A. de C.V., Banca Afirme, S.A., Institucion de Banca Multiple, Afirme Grupo Financiero, as Trustee, Under the Irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable de Administracion y Pago Numero 167-5), Conjunto Administrativo Integral, S.A. de C.V., Desarrollo Consolidado de Negocios, S.A. de C.V., Emprima, S.A. de C.V., Park Financial Group, Ltd (BVI), Alfonso Romo Garza and Certain Members of Seminis and Savia Management.

(l) 3.1	Amended and Restated Certificate of Incorporation

(c) 3.2	Certificate of Designations of Class A Mandatorily Redeemable Preferred Stock and Class B Mandatorily Redeemable Preferred Stock of Seminis, Inc.

(c) 3.3	Certificate of Designations of Class C Redeemable Preferred Stock of Seminis, Inc.

(l) 3.4	By-Laws

(l) 3.5	Certificate of Designation of Preferences and Rights of Class C Redeemable Preferred Stock of Seminis, Inc.

(c) 4.1	Form of Class A Common Stock Certificate

(a) 4.2	Registration Rights Agreement by and among Seminis, Inc. and certain shareholders of Seminis, dated October 1, 1995

(k) 4.3	Indenture, dated as of September 29, 2003, by and among Seminis Vegetable Seeds, Inc., Seminis, Inc., Petoseed International, Inc., PGI Alfalfa, Inc., and Baxter Seed Co., Inc. and Wells Fargo Bank, National Association for the 10 1/4% Senior Subordinated Notes due 2013.

(k) 4.4	Registration Rights Agreement, dated as of September 29, 2003, by and among Seminis Vegetable Seeds, Inc., Seminis, Inc., Petoseed International, Inc. PGI Alfalfa, Inc., Baxter Seed Co., Inc. and Citigroup Global Markets Inc., CIBC World Markets Corp., Harris Nesbitt Corp., and Rabo Securities USA, Inc.

(k) 4.5	Form of Global Note for 10 1/4% Senior Subordinated Notes due 2013 of Seminis Vegetable Seeds, Inc. (contained as an exhibit to Exhibit 4.3 hereto).

(l) 4.6	Form of Exchange Agent Agreement by and among Seminis Vegetable Seeds, Inc., Seminis, Inc., Petoseed International, Inc., PGI Alfalfa, Inc., Baxter Seed Co., Inc. and Wells Fargo Bank, National Association.

(l) 4.7	Registration Rights Agreement, dated as of January 23, 2004, by and among Seminis Vegetable Seeds, Inc., Seminis Inc., Petoseed International, Inc., PGI Alfalfa, Inc., Baxter Seed Co., Inc. and Citigroup Global Markets Inc.

(c) 5	Opinion of Milbank, Tweed, Hadley & McCloy LLP

(a) 10.1	Seminis, Inc. 1998 Stock Option Plan

(b) 10.2	Amended and Restated Seminis, Inc. 1998 Stock Option Plan

(a) 10.3	Share Subscription Agreement by and between Seminis, Inc. and Hungnong Seed Co., Ltd., dated June 12, 1998

(c) 10.4	Form of New Credit Facility among Seminis, Inc, Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as lenders, dated as of June 28, 1999

(c) 10.5	Form of Letter Agreement between Savia, S.A. de C.V. and Seminis, Inc. dated as of June 21, 1999

(d) 10.6	Second Amendment and Waiver to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, Dated as of June 29, 2000, effective March 31, 2000

(d) 10.7	Security Agreement Re: Accounts, Inventory and General Intangibles among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of June 29, 2000

(e) 10.8	Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of September 30, 2000, effective September 30, 2000.

(d) 10.9	Extension of Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of December 30, 2000, effective December 30, 2000.

(f) 10.10	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of December 29, 2000, effective December 29, 2000.

(g) 10.11	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of April 30, 2001, effective April 30, 2001.

(h) 10.12	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of May 31, 2001, effective May 31, 2001.

(i) 10.13	Revision to (h) 10.12

(j) 10.14	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of December 31, 2002, effective December 31, 2002.

(k) 10.15	New Senior Secured Credit Facility by and among Seminis, Vegetables Inc. as the borrower, Seminis, Inc. as the parent guarantor, Citicorp North America, Inc. as administrative agent, CIBC World Markets Corp. and Rabobank International as co-documentation agents, Harris Trust and Savings Bank as syndication agent and Citigroup Global Markets Inc. together with Harris Trust and Savings Bank as joint lead arrangers and joint bookrunners consisting of a $60.0 million revolving loan and a $190.0 million term loan, dated as of September 29, 2003.

(l) 10.16	Amended and Restated Stockholders’s Agreement, dated as of September 29, 2003, by and among Seminis Vegetable Seeds, Inc., Seminis Inc., Petoseed International, Inc., PGI Alfalfa, Inc., Baxter Seed Co., Inc., Citigroup Global Markets Inc., CIBC World Markets Corp., Harris Nesbitt Corp., and Rabo Securities USA, Inc.

(k) 10.17	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Alfonso Romo.

(k) 10.18	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Bruno Ferrari.

(k) 10.19	Amendment, dated August 7, 2003, to the Employment Agreement, made May 30, 2003, between Seminis, Inc. and Bruno Ferrari.

(k) 10.20	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Mateo Mazal.

(k) 10.21	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Bernardo Jimenez.

(k) 10.22	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Gaspar Alvarez.

(k) 10.23	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Jose Manuel Madero.

(k) 10.24	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Charles Edward Green.

(l) 10.25	New Senior Secured Credit Facility by and among Seminis, Vegetables Inc. as the borrower, Seminis, Inc. as the parent guarantor, Citicorp North America, Inc. as administrative agent, CIBC World Markets Corp. and Rabbobank International as co-documentation agents, Harris Trust and Savings Bank as syndication agent and Citigroup Global Markets Inc. together with Harris Trust and Savings Bank as joint lead arrangers and joint bookrunners consisting of $75.0 million revolving loan and a $90.0 million term loan, dated as of September 29, 2003, as amended by Amendment No. 1 thereto dated as of January 15, 2004.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance and Worldwide Corporate Comptroller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President, Finance and Worldwide Corporate Comptroller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Seminis’ Form S-1 filed on February 11, 1999.

(b)	Incorporated by reference to Seminis’ Amendment No. 2 to Form S-1 filed on May 27, 1999.

(c)	Incorporated by reference to Seminis’ Amendment No. 3 to Form S-1 filed on June 21, 1999.

(d)	Filed with the June 30, 2000 Form 10Q.

(e)	Filed with the September 30, 2000 Form 10K.

(f)	Filed with the December 30, 2000 Form 10Q.

(g)	Filed with the March 30, 2001 Form 10Q.

(h)	Filed with the June 29, 2001 Form 10Q.

(i)	Filed with the September 30, 2001 Form 10K.

(j)	Filed with the September 30, 2002 Form 10K.

(k)	Incorporated by reference to Seminis’ Form S-4 filed on November 14, 2003.

(l)	Incorporated by reference to Seminis’ Amendment No. 1 to Form S-4 filed on March 11, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	SEMINIS, INC.

/s/ Alfonso Romo Garza

Alfonso Romo Garza
Chief Executive Officer
(Principal Executive Officer)

/s/ Gaspar Alvarez Martinez

Gaspar Alvarez Martinez
VP Finance & Worldwide Corporate Comptroller
(Principal Accounting Officer)