Form 10-Q
period 2004-06-25
SEMINIS INC
filed 2004-08-09
CIK 1078259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2004

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

SEMINIS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2004

		Page
	PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 25, 2004 and September 30, 2003	3
	Consolidated Statements of Operations for the Three and Nine Months Ended June 25, 2004 and June 27, 2003	4
	Consolidated Statement of Stockholders’ Equity for the Nine Months Ended June 25, 2004	5
	Consolidated Statements of Cash Flows for the Nine Months Ended June 25, 2004 and June 27, 2003	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34
	PART II –– OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 6.	Exhibits and Reports on Form 8-K	36
	Signatures	39
	Certification of Results
	Exhibit 31.1	40
	Exhibit 31.2	41
	Exhibit 32.1	42
	Exhibit 32.2	43
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMINIS, INC.

Consolidated Balance Sheets
(In thousands, except per share data)

	As of	As of
	June 25,	September 30,
	2004	2003
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$74,605	$36,824
Accounts receivable, less allowances for doubtful accounts of $10,505 and $10,439, respectively	178,647	151,578
Inventories	289,266	351,637
Prepaid expenses and other current assets	7,152	4,450

Total current assets	549,670	544,489
Property, plant and equipment, net	74,021	69,792
Intangible assets, net	69,478	73,009
Other assets	20,545	19,957

Total Assets	$713,714	$707,247

Liabilities and Stockholders’ Equity:
Current liabilities
Short-term borrowings	$18,262	$20,031
Current maturities of long-term debt	1,796	2,722
Accounts payable	22,724	50,280
Accrued liabilities	91,642	89,416

Total current liabilities	134,424	162,449
Long-term debt	450,247	398,538
Deferred income taxes	21,710	21,312
Minority interest in subsidiaries	1,467	1,723
Preferred shares subject to mandatory redemption	41,483	39,300

Total liabilities	649,331	623,322

Commitments and contingencies (see Note 12)
Stockholders’ equity
Class A Common Stock, $.01 par value; 200,000 shares authorized as of June 25, 2004 and September 30, 2003; 64,333 and 63,260 shares issued and outstanding as of June 25, 2004 and September 30, 2003, respectively	644	633
Additional paid-in-capital	94,149	91,034
Accumulated deficit	(29,732)	(7,603)
Accumulated other comprehensive loss	(678)	(139)

Total stockholders’ equity	64,383	83,925

Total Liabilities and Stockholders’ Equity	$713,714	$707,247

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.

Consolidated Statements of Operations

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net sales	$116,516	$113,088	$394,785	$352,705
Cost of goods sold	57,375	42,113	190,585	130,354

Gross profit	59,141	70,975	204,200	222,351

Operating expenses
Research and development expenses	13,166	12,564	36,801	34,942
Selling, general and administrative expenses	48,012	46,685	144,907	138,022
Amortization of intangible assets	2,029	4,014	5,880	11,907

Total operating expenses	63,207	63,263	187,588	184,871
Gain on sale of fixed assets	1,006	366	3,621	1,457

Income (loss) from operations	(3,060)	8,078	20,233	38,937

Other income (expense)
Interest income	215	120	642	626
Interest expense	(10,574)	(8,920)	(29,005)	(24,361)
Interest expense from preferred shares subject to mandatory redemption	(1,697)	––	(5,246)	––
Foreign currency gain (loss)	(252)	151	4,412	180
Minority interest provision	(465)	(423)	(636)	(153)
Other, net	(205)	(507)	(3,845)	(330)

	(12,978)	(9,579)	(33,678)	(24,038)

Income (loss) before income taxes	(16,038)	(1,501)	(13,445)	14,899
Income tax expense	(1,787)	(1,843)	(8,684)	(5,983)

Net income (loss)	(17,825)	(3,344)	(22,129)	8,916
Preferred stock dividends	––	(4,660)	––	(13,844)

Net loss available for common stockholders	$(17,825)	$(8,004)	$(22,129)	$(4,928)

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.

Consolidated Statement of Stockholders’ Equity
(In thousands)

	Class A				Accumulated	Total
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Stock- Holders’
	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, September 30, 2003	63,260	$633	$91,034	$(7,603)	$(139)	$83,925
Comprehensive income (loss):
Net loss (unaudited)	—	—	—	(22,129)	—	(22,129)
Translation adjustment (unaudited)	—	—	—	—	(1,279)	(1,279)
Equity adjustment for interest rate swap (unaudited)	—	—	—	—	740	740

						(22,668)
Stock based compensation (unaudited)	1,073	11	3,115	––	—	3,126

Balance, June 25, 2004 (unaudited)	64,333	$644	$94,149	$(29,732)	$(678)	$64,383

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.

Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months Ended
	Successor	Predecessor
	June 25,	June 27,
	2004	2003
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(22,129)	$8,916
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,557	22,875
Gain on sale of fixed assets	(3,621)	(1,457)
Deferred income taxes	1,072	2,156
Inventory provision	10,500	11,104
Provision for minority interest subsidiary	636	153
Compensation expense for restricted stock units	825	–––
Amortization of inventory step-up	44,944	–––
Foreign currency gain	(4,412)	(180)
Other	(1,021)	1,095
Changes in assets and liabilities:
Accounts receivable	(24,386)	(24,830)
Inventories	7,582	8,766
Prepaid expenses and other assets	(9,774)	(8,591)
Current income taxes	2,021	(63)
Accounts payable	(28,237)	(17,376)
Other liabilities	5,373	(6,158)

Net cash used in operating activities	(9,070)	(3,590)

Cash flows from investing activities:
Purchases of fixed and intangible assets	(7,028)	(9,546)
Proceeds from disposition of assets	5,118	8,969
Other	(766)	(36)

Net cash used in investing activities	(2,676)	(613)

Cash flows from financing activities:
Proceeds from long-term debt	167,679	686
Repayment of long-term debt	(116,418)	(16,754)
Proceeds from short-term borrowings	8,127	20,974
Repayment of short-term borrowings	(9,779)	(12,804)
Other	(624)	100

Net cash provided by (used in) financing activities	48,985	(7,798)

Effect of exchange rate changes on cash and cash equivalents	542	3,326

Increase (decrease) in cash and cash equivalents	37,781	(8,675)
Cash and cash equivalents, beginning of period	36,824	36,805

Cash and cash equivalents, end of period	$74,605	$28,130

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

As a result of the acquisition transactions described in Note 2, which were completed on September 29, 2003, the Company has presented its results of operations, and cash flows on a predecessor/successor basis. Periods prior to September 29, 2003 are predecessor periods, while others are successor periods.

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

Supplementary Cash Flow Information

	Nine Months Ended
	Successor	Predecessor
	June 25,	June 27,
	2004	2003
	(Unaudited)

Cash paid for interest	$21,337	$18,288
Cash paid for income taxes	5,591	3,890
Supplemental non-cash transactions:
Class B Redeemable Preferred Stock dividends	––	1,500

Recent Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this Statement as of June 27, 2003 and accordingly classified its newly issued paid-in-kind mandatory redeemable preferred stock (“PIK Preferred Stock”) as a liability.

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

Note 2 — Acquisition Transactions / Liquidity

Under the acquisition transactions, described in Note 3, in September 2003, the Company became a privately held company, acquired all of its publicly held shares of Class A common stock , shares of Class B common stock and shares of Class B and Class C Redeemable Preferred Stocks, repaid the $216.6 million of principal outstanding under its senior credit facility, and the $11.6 million mortgage on its Oxnard real property. In order to fund these transactions and other related expenses, Fox Paine purchased shares of the Company’s common stock for a purchase price of $163.2 million, and the Company issued $190.0 million of ten year, 10 1/4% senior subordinated notes, established a senior secured credit facility that consisted of a $190.0 million term loan and a $60.0 million revolving loan (none of which was outstanding at June 25, 2004 and September 30, 2003, respectively), borrowed $17.0 million under a new mortgage note, and issued PIK Preferred Stock along with warrants to purchase 3.9 million shares of common stock for combined proceeds of $50.0 million (see Note 11 –– PIK Preferred Stock).

Upon completion of the acquisition transactions, the Company had total indebtedness of $421.3 million as of September 30, 2003 compared to $252.5 million before the transactions.

On January 23, 2004, the Company issued an additional $140.0 million of its 10 1/4% senior subordinated notes, at a premium of $12.6 million. These notes have identical terms and conditions as the $190.0 million of senior subordinated notes issued as part of the acquisition transactions on September 29, 2003. The net proceeds from the additional notes, after deducting underwriting discounts and other expenses, were approximately $145.6 million. These net proceeds from the offering were used to repay $100.0 million and $15.0 million of the borrowings under the term loan portion and revolver portion, respectively, of Company’s senior secured credit facility and for general corporate purposes.

Concurrently with the offering of the additional notes, the Company amended the senior secured credit facility. The amended senior secured credit facility decreased the term loan from $190.0 million to $90.0 million, increased the revolving credit facility from $60.0 million to $75.0 million, amended pricing terms on both the term loan and revolver portion of the credit facility, and amended certain financial covenants.

The Company’s total indebtedness as of June 25, 2004 was $470.3 million, of which $89.3 million were borrowings under Company’s term loan, $342.0 million were borrowings under our senior 10 1/4% subordinated notes ( including $12.0 million of remaining premium balance, which will be amortized over the life of the notes and reduces interest expense), $17.4 million, $1.3 million, $0.5 million and $19.8 million were borrowings by its United States, Spanish, French and South Korean subsidiaries, respectively. The Company also has $41.5 million of preferred shares subject to mandatory redemption (see Note 11–– PIK Preferred Stock). As of June 25, 2004, the Company has cash and cash equivalents of $74.6 million.

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

Note 3 — Accounting Effects of the Acquisition Transactions

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

The acquisition transactions are accounted for under the purchase method of accounting. In accordance with applicable accounting guidelines, the purchase price paid by Fox Paine for Seminis’ common stock plus related purchase accounting adjustments are “pushed down” and recorded in Seminis’ financial statements. The acquisition transactions resulted, for purposes of financial statement presentation of the results of operations and cash flows, in a predecessor entity and a successor entity.

Carrying Value Adjustments

The 75.1% of deemed assets acquired and liabilities assumed in connection with the acquisition transactions were originally recorded at their estimated fair market values based on an independent appraisal and 24.9% of the historical bases were carried over, however, these values were in excess of the proportionate purchase price paid by Fox Paine. Accordingly, the negative goodwill totaling $433.4 million was allocated against the value of non-current assets on a proportionate basis. The following summarizes the fair market values, subsequent adjustments and on-going carrying values of the net assets acquired:

		FMV	24.9%	Negative	Adjusted Basis
	Historical	Of 75.1%	Carryover	Goodwill	As of
	Basis	Acquired	Basis	Allocation	September 29, 2003
Current assets, excluding inventory	$185,206	$139,017	$46,190	$—	$185,207
Inventory	279,680	283,107	69,751	—	352,858
Property, plant & equipment	166,943	125,308	41,635	(102,582)	64,361
Goodwill	106,056	—	—	—	—
Intangibles	51,533	331,693	12,852	(271,536)	73,009
In-process R&D	—	58,547	—	(47,929)	10,618
Other long-term assets	18,463	13,859	4,605	(11,345)	7,119
Current liabilities	(466,697)	(354,905)	(116,392)	—	(471,297)

	$341,184	$596,626	$58,641	$(433,392)	$221,875

Inventories

The increase in inventory value of $73.2 million, reflecting the fair market value adjustment, is being expensed as the inventory is sold, which is expected to be over a 16 month period from September 29, 2003, the date of acquisition.

Depreciation and Amortization

The effect of the negative goodwill allocation to the non current assets resulted from the acquisition transactions is being amortized or depreciated based on the remaining lives of the assets. This results in lower depreciation and amortization expense.

Other

Finally, the intangible assets are being amortized on a straight-line basis over periods between five and forty years, and in-process research and development was immediately expensed in the results of the successor entity for the one-day period ended September 30, 2003.

Note 4 — Inventories

Inventories consist of the following:

	As of	As of
	June 25,	September 30,
	2004	2003
	(Unaudited)
Seeds	$256,001	$324,006
Unharvested crop growing costs	24,577	19,488
Supplies	8,688	8,143

Total net inventories	$289,266	$351,637

Inventories are presented net of reserves of $70,338 and $79,531 at June 25, 2004 and September 30, 2003, respectively. As described in Note 3, as part of the acquisition transactions, inventories were stepped-up by $73.2 million. In the current period, $44.9 million of the step-up was amortized and charged to cost of sales. This non-cash adjustment will continue as the inventory is expected to be sold over the next 7 months.

Note 5 — Intangible Assets

Intangible assets at June 25, 2004 and September 30, 2003 consist of the following:

	As of June 25, 2004
	(Unaudited)			As of September 30, 2003
					Purchase
	Gross	Accumulated	Net Carrying		Accounting
	Carrying Amount	Amortization	Amount	Revalued Amount	Adjustment	Adjusted Amount

Amortizable intangible assets:
Germplasm	$25,815	$(1,255)	$24,560	$115,544	$(89,713)	$25,831
Software	11,563	(2,154)	9,409	9,984	(553)	9,431
Trademarks	8,736	(476)	8,260	30,232	(21,507)	8,725
Existing product technology	24,353	(1,751)	22,602	138,431	(114,292)	24,139
Customer relationships	4,891	(244)	4,647	50,354	(45,471)	4,883

	$75,358	$(5,880)	$69,478	$344,545	$(271,536)	$73,009

Aggregate amortization expense was $5.9 million and $11.9 million for the nine months ended June 25, 2004 and June 27, 2003, respectively. Estimated amortization expense for the next five years is estimated at $7.7 million each year.

Note 6 — Accrued Liabilities

Accrued liabilities consist of the following at June 25, 2004 and September 30, 2003:

	As of	As of
	June 25,	September 30,
	2004	2003
	(Unaudited)
Employee salaries and related benefits	$52,901	$51,632
Severance	694	672
Seedmen’s errors and omissions	8,710	7,181
Interest	9,605	368
Income taxes payable	3,994	2,002
Merger & refinancing transactions	––	9,115
Other	15,738	18,446

	$91,642	$89,416

Note 7 — Long-Term Debt

Long-term debt consists of the following at June 25, 2004 and September 30, 2003:

	As of	As of
	June 25,	September 30,
	2004	2003
	(Unaudited)
Senior secured credit facility borrowings	$89,300	$190,000
Senior subordinated notes	330,000	190,000
Mortgage notes	16,807	17,000
South Korean borrowings due in annual installments through 2013	1,662	1,858
Bond premium related to additional senior subordinated note	12,044	––
Other borrowings	2,230	2,402

	452,043	401,260
Less current portion	(1,796)	(2,722)

	$450,247	$398,538

As of June 25, 2004, long-term debt maturities are as follows:

Period Ending June 25
2005	$1,796
2006	1,838
2007	1,745
2008	1,698
2009	1,517
Thereafter	443,449

$452,043

Senior Secured Credit Facility

On September 29, 2003, the Company’s principal domestic operating subsidiary, Seminis Vegetable Seeds, Inc., entered into a senior secured credit facility with a group of lenders. The Company and its other wholly-owned domestic subsidiaries guarantee the obligations under the senior secured credit facility. The senior secured credit facility originally provided for a $190.0 million term loan and a revolving line of credit for borrowings up to an aggregate principal amount of $60.0 million. The Company amended the senior secured credit facility on January 15, 2004 such that it now provides a $90.0 million term loan and a revolving line of credit for borrowings up to an aggregate principal amount of $75.0 million, and amortizes in quarterly installments equal to 1.0% per annum for the first five and 1/2 years, and with the balance of the term loan due in a single payment at the end of the sixth year. The first quarterly payment was paid on March 31, 2004. The $75.0 million revolving credit facility will mature in five years from the closing date of the acquisition transactions and does not amortize (none of which was drawn as of June 25, 2004 and $2.6 million of which was committed under letters of credit). Both facilities may be voluntarily prepaid in whole or in part without premium or penalty. Additionally, based upon formulas stated in the amended senior secured credit facility and subject to certain exceptions, all or a portion of the proceeds from the issuance of equity interests or equity rights, debt issuances, asset sales, proceeds from insurance recoveries and excess cash flow must be used to pay down the outstanding balance under the term loan facility.

In general, borrowings under the amended senior secured credit facility will bear interest, at the Company’s option, on either a London inter-bank offered rate (LIBOR) or an alternate base rate, in each case plus an applicable rate. The alternate base rate is equal to the highest of Citicorp North America, Inc.’s base rate, the three month certificate of deposit rate plus 0.5% and the federal funds effective rate plus 0.5%. The applicable rate for the term loan is based upon the Company’s leverage ratio that ranges from 1.25% to 2.00% per annum in the case of an alternate rate loan and LIBOR plus 3.00% per annum in the case of a LIBOR loan. The applicable rate for the revolving credit facility under the amended senior secured credit facility is based upon the Company’s leverage ratio and ranges from 1.00% to 1.75% per annum in the case of alternate rate loans and LIBOR plus 2.00% to LIBOR plus 2.75% per annum in the case of LIBOR loans, subject, in each case, to adjustments based on the leverage ratio at the time. Subsequent to an event of default under the amended senior secured credit facility, borrowings will bear interest at 2.0% over the rate of interest otherwise applicable and the LIBOR rate will not be available.

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

On June 25, 2004, the outstanding balance of the term loan under the senior secured credit facility was $89.3 million with a variable interest rate of 3.49%, and the Company is in compliance with its financial covenants.

10 1/4% Senior Subordinated Notes

On September 29, 2003, the Company’s principal domestic operating subsidiary, Seminis Vegetable Seeds, Inc., issued $190.0 million of senior subordinated notes. The senior subordinated notes mature on October 1, 2013; interest is payable semi-annually on April 1 and October 1 of each year. The senior subordinated notes are unsecured general obligations of the Company and are subordinated in right of payment to substantially all existing and future senior indebtedness of the Company, including senior credit facility indebtedness. Prior to maturity, the Company may redeem all or some of the senior subordinated notes at defined redemption prices, which may include a premium. In the event of a change in control, the holders may require the Company to repurchase the senior subordinated notes for a redemption price that may also include a premium. The majority of the Company’s domestic subsidiaries have guaranteed the senior subordinating notes.

On January 23, 2004, the Company issued an additional $140.0 million of senior subordinated notes, at a premium of $12.6 million. These notes have identical terms and conditions as the $190.0 million of senior subordinated notes issued as part of the acquisition transactions on September 29, 2003.

On June 25, 2004, the outstanding balance of the 10 1/4% senior subordinated notes was $330.0 million.

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

On June 25, 2004, the outstanding balance of the mortgage note was $16.8 million with a fixed interest rate of 6.3%.

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

For the nine months ended June 25, 2004 and fiscal year ended September 30, 2003, the Company incurred interest at a weighted-average rate of 8.66% and 7.26% per annum, respectively.

Note 8 — Pensions and Other Postretirement Benefits

The Company provides a defined-benefit plan in the Netherlands (the “Netherlands Plan”) as required by statute. The components of net pension expense of the Netherlands Plan are as follows:

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Service cost	$614	$594	$1,321	$1,742
Interest cost	1,507	1,458	3,244	4,278
Actual gain on plan assets	(1,647)	(1,594)	(3,546)	(4,676)
Net amortization and deferral	382	370	823	1,085

	$856	$828	$1,842	$2,429

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

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net loss available for common stockholders, as reported	$(17,825)	$(8,004)	$(22,129)	$(4,928)
Add: Employee stock option expense included in reported net loss, net of related tax effects	39	––	39	––
Deduct: Total employee stock option expense determined under fair value method for awards, net of related tax effects	(39)	(182)	(39)	(547)

Pro forma net loss	$(17,825)	$(8,186)	$(22,129)	$(5,475)

Note 10 — Equity Interests of Certain Beneficial Owners and Management

Options

Certain executives of the Company have “rolled over” their option rights from pre-acquisition stock option grants, and as of June 25, 2004, there are approximately 1.7 million options outstanding.

Restricted Stock Units

Upon completion of the acquisition transactions, we granted restricted stock units to a group of Company’s senior executives. The restricted stock units will, upon the events described below, be paid in shares of Company common stock on a one-for-one basis and will vest over a five year period depending on the continued employment of the executive and on Company’s performance and the performance of our executives relative to specified goals and objectives.

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

In the event that Fox Paine achieves a designated internal rate of return on its initial investment in the Company prior to the fifth anniversary of the completion of the acquisition transactions, all restricted stock units, other than those permanently forfeited due to a failure to meet specified goals and objectives, will vest.

For the nine months ended June 25, 2004, the Company recorded $0.8 million of compensation expense for restricted stock units.

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

Warrants

See Note 11 –– PIK Preferred Stock

Note 11 — PIK Preferred Stock

The Company issued shares of PIK Preferred Stock with an aggregate liquidation preference of $50.0 million as part of the acquisition transactions. In connection with the sale of PIK Preferred Stock, the Company issued warrants to purchase shares of Company common stock representing approximately 3.7% of the shares of Company common stock on a fully diluted basis. The shares of PIK Preferred Stock are mandatory redeemable at liquidation value on October 1, 2014.

Holders of shares of the PIK Preferred Stock are entitled to receive paid in kind dividends (or at the sole discretion of the Company, cash dividends) at the annual rate of 12.0% of liquidation preference per share, compounded quarterly, provided that after the occurrence of, and during the continuance of, specified events of default, holders of shares of the PIK Preferred Stock are entitled to receive paid in kind dividends (or in the sole discretion of the Company, cash dividends) at the annual rate of 14.0% of liquidation preference per share, compounded quarterly.

In general, the PIK Preferred Stock is not redeemable at the option of the Company prior to October 1, 2006. For the period from October 1, 2006 to and including October 1, 2008, the PIK Preferred Stock is redeemable by the Company at a per share redemption price payable in cash equal to 102% of the liquidation preference, plus an amount in cash equal to accrued and unpaid dividends. After October 1, 2008, the shares of PIK Preferred Stock are redeemable by the Company at a per share redemption price payable in cash equal to 100% of the liquidation preference, plus an amount in cash equal to accrued and unpaid dividends.

At any time prior to October 1, 2014, following a change of control or an initial public offering of the Company, the Company has the right to redeem the shares of PIK Preferred Stock at a per share redemption price payable in cash equal to 102% of the liquidation preference, plus an amount in cash equal to accrued and unpaid dividends.

Unless the holders of a majority of the then outstanding shares of PIK Preferred Stock otherwise consent, the Company may not approve a change of control unless, in connection with the change of control, the Company is permitted to make and consummate a change of control offer. Upon the occurrence of a change of control, holders of shares of PIK Preferred Stock would have the right to require the Company to repurchase their shares of PIK Preferred Stock at a purchase price equal to 101% of the liquidation preference, plus an amount in cash equal to accrued and unpaid dividends.

Upon the occurrence of certain events of bankruptcy relating to the Company (or the principal borrower of the material indebtedness of Seminis) and, the acceleration and satisfaction of certain material indebtedness of Seminis, holders of shares of the PIK Preferred Stock have the right to require the Company to repurchase their shares of PIK Preferred Stock at a purchase price equal to 102% (if the applicable event occurred prior to October 1, 2008) or 100% (if the applicable event occurred following October 1, 2008) of the liquidation preference, plus an amount in cash equal to accrued and unpaid dividends, provided, however, that the Company’s repurchase obligation would be subject to the prior satisfaction of any and all obligations pursuant to Seminis’ senior secured credit facility (and any replacement financing) and the notes (and any replacement financing).

The ability of the Company to pay cash dividends on the PIK Preferred Stock or to redeem the PIK Preferred Stock is dependent on the ability of Seminis Vegetable Seeds, a subsidiary of the Company, to dividend funds to the Company, which ability is limited by the terms of our senior secured facility and the notes.

The preferred shares subject to mandatory redemption were stated at $41.5 million and $39.3 million as of June 25, 2004 and September 30, 2003, respectively. The accretion of the preferred shares subject to mandatorily redemption and their paid-in-kind dividends are recognized as interest expense through the term of the agreement. For the nine months ended June 25, 2004, this interest expense totaled $5.2 million.

Note 12 — Commitments and Contingencies

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

In January 2002, melon growers in Costa Rica notified us that our Dorado melon seeds were infected with Watermelon Fruit Blotch. Growers who purchased the infected Seminis seeds and growers whose crops were infected by the bacteria that spread from crops grown with the infected Seminis seeds have claimed damages against us. The claims related to those growers who purchased Seminis seeds have been settled for approximately $5.8 million, of which approximately $2.6 million was recovered under our errors and omissions insurance policy and the remainder of the settlement was paid by us by July 2002. The claims related to the growers with infected crops total approximately $4.7 million and we believe these claims are covered under our general liability insurance policy. We have finalized settlement of all of these claims. We have settled the coverage issue with our general liability insurance carrier to our satisfaction, and proceedings against them have been dismissed. We are now pursuing coverage with our excess general liability insurer, who has informally denied coverage, and we are in the midst of settlement negotiations with them.

In early 2000, we filed suit against Dietrich Schmidt, the former president of Seminis and the current president of United Genetics, a competitor of ours, United Genetics, and two former Seminis breeders, Ken Owen and Wei Ouyang, for trade secret misappropriation and breach of contract. Mr. Schmidt filed a counterclaim for defamation against us. We were unsuccessful on our claims for trade secret misappropriation and breach of contract, and Mr. Schmidt was successful on his counterclaim with the court awarding him $1 in nominal damages. The count subsequently awarded Messrs. Schmidt, Owen and Ouyang their attorney’s fees. We have appealed certain aspects of the judgment, including the fee award. A decision on the appeal was handed down in December, 2003. The California Court of Appeal partially affirmed the lower court’s ruling, and has partially reversed and remanded the case to the lower court for a re-determination of costs and fees, specifying that certain attorney’s fees and costs previously awarded to Messrs. Schmidt, Owens and Ouyang should not be payable by Seminis. Seminis recently settled this matter and all litigation, appeals, and motions have been dismissed.

On December 17, 2002 and January 4, 2003, four purported class action lawsuits were filed relating to the acquisition transactions. Three of these actions — Garry Firth v. Alfonso Romo Garza, et al., Civil Action No. 20085, Boris Pozniak v. Alfonso Romo Garza, et al., Civil Action No. 20097 and Pablo Herranz v. Seminis, Inc., et al., Civil Action No. 20105 — were filed in the Delaware Court of Chancery (New Castle County), while the fourth, Mark Rosales v. Seminis, Inc., Case No. CIV216255, was filed in California Superior Court (Ventura County). Since that time, a fifth case, Haven Capital Management v. Alfonso Romo Garza, et al., Civil Action No. 20140 has also been filed in Delaware. In February 2003, the Firth, Pozniak, Herranz and Haven Capital cases were consolidated into one proceeding entitled In re Seminis, Inc. Shareholders’ Litigation, Consolidated C.A. No. 20140-NC, and the Haven Capital complaint was designated as the operative complaint in the consolidated lawsuit. That complaint names as defendants Savia, Company and its Directors. The Rosales (California) complaint names as defendants Company and its Directors. Both the Delaware consolidated action and the Rosales action purport to be brought on behalf of Company common stockholders or their successors. Both of these actions — which were brought prior to the public announcement of Company entering into the acquisition transactions agreements — allege that the acquisition transactions, when consummated, would provide insufficient consideration to Company’ common stockholders and allege that the defendants breached their fiduciary duties in connection with the acquisition transactions. The complaints sought a preliminary and permanent injunction to enjoin the acquisition transactions and, since the acquisition transactions have been consummated, rescission and damages. On September 24, 2003, the parties reached a memorandum of understanding that settled all of the alleged claims. The parties have finalized the settlement agreement and the California court preliminarily approved the terms of the settlement in April 2004. A hearing for final approval of the settlement was held by the California court in July, 2004, and approval of the settlement was granted, and we expect to have all actions in California and Delaware dismissed in the very near future. The proposed settlement does not affect the terms of the acquisition transactions set forth herein.

During the last months of fiscal year 2002, Seminis’ subsidiary in Spain sold Boludo tomato seed to growers in the Canary Islands, Almeria, Murcia, and Granada areas of Spain. Subsequently, some plantings with this seed showed symptoms of the bacteria, Clavibacter michiganses, which can be seed borne, among other possible sources. Seminis has been conducting an investigation of the seeds and until July 31, 2003, all Seminis seed used in these plantings that had been tested, tested negative for the presence of the bacteria. Spanish authorities requested an analysis of all seed lots sold in the Canary Islands. On July 31, 2003, Seminis was notified that after analyzing 89 officially sealed samples of batches of Boludo seed, a single seed batch tested positive for the presence of the bacteria. Seminis believes that other factors that may cause the disease were present at the time of the infection, and could be responsible for, or contributing factors to, the presence of the bacteria and damage to the crops. These factors include, but are not limited to: poor sanitary practices in the growers’ fields (failure to remove debris from prior harvests); bacteria from sources other than Seminis that remained in the plantings from prior seasons; the practice of grafting, which can magnify the effects of minor outbreaks; failure to properly rotate crops from season to season; and third-party sources (different strains) of the disease that may have been present. Seminis continues to investigate this matter vigorously, in particular investigating the single positive test result, which is inconsistent with the findings of all of the other independent laboratories’ test results obtained from testing officially sealed batch samples of Seminis seed. Tomato growers may initiate legal claims against Seminis alleging that Seminis seeds were the source of the bacteria and claiming significant damages and Seminis cannot predict the outcome of any such claim, if initiated. Seminis is currently involved in investigating each of the growers’ complaints, and will work diligently to resolve these issues in a commercially reasonable manner.

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

The Company sold residential property to Bernardo Jimenez, Executive Senior Vice President and Chief Financial Officer. The sales price of $1.1 million was based upon a real estate appraisal of the market value of the property.

In June 2000, a subsidiary of the Company sold residential property, originally acquired in December 1999 for $862,000, to Mr. Bruno Ferrari, Executive Senior Vice President, World Wide Commercial, at the appraised value of $875,000. The purchase price was evidenced by a promissory note secured by a deed of trust on the property. The note had an interest rate of 7.75% per annum and was payable in ten equal annual installments of principal, including interest accrued thereon, commencing December 15, 2000, and annually thereafter. The loan was repaid in December 2003. Under a separate agreement, the Company paid bonuses to Mr. Ferrari that covered the interest payable on the loan and paid Mr. Ferrari the present value of the interest payments that would have been payable to Mr. Ferrari had the loan remained outstanding until its scheduled final maturity. The bonus payments were recognized as compensation expense at the time of the payments.

In connection with the additional senior subordinated notes, the Company paid $1.8 million and $1.5 million for advisory fees to Fox Paine and Geotel S.A. De C.V., a subsidiary of Desarrollo Consolidado De Negocios, S.A. De C.V, in January and July 2004, respectively.

Note 14 — Supplemental Guarantor/Non-Guarantor Financial Information

In conjunction with the 10 1/4% senior subordinated notes, the following summarized condensed consolidating financial information is presented for the Company, segregating the Company, a guarantor of the notes and the parent of Seminis Vegetable Seeds, Inc. (“Seminis Vegetable”), Seminis Vegetable, the issuer of the notes, guarantor subsidiaries and non-guarantor subsidiaries. The accompanying financial information in the “Guarantor Subsidiaries” column reflects the financial position, results of operations and cash flows for those subsidiaries which guarantee the notes. The guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantees are full, unconditional, and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that such financial statements would not be material to investors.

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

Successor
Condensed Consolidating Balance Sheets
As of June 25, 2004
(Unaudited)

		Seminis		Subsidiary
	Seminis	Vegetable	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$59,152	$435	$15,018	$—	$74,605
Accounts receivable	—	51,518	1,622	125,507	—	178,647
Inventories	—	132,761	7,369	149,136	—	289,266
Prepaid expenses and other current assets	—	4,124	63	2,965	—	7,152

Total current assets	—	247,555	9,489	292,626	—	549,670
Property, plant and equipment, net	—	33,218	82	40,721	—	74,021
Investment in consolidated subsidiaries	250,512	213,047	—	—	(463,559)	—
Intangible assets, net	—	45,148	—	24,330	—	69,478
Deferred tax asset	—	—	—	2,043	(2,043)	—
Other assets	142	14,105	—	6,298	—	20,545

	$250,654	$553,073	$9,571	$366,018	$(465,602)	$713,714

Current liabilities
Short-term borrowings	$—	$—	$—	$18,262	$—	$18,262
Current maturities of long-term debt	—	1,202	177	417	—	1,796
Accounts payable	—	2,811	3	19,910	—	22,724
Accrued liabilities	453	34,138	68	56,983	—	91,642
Intercompany payables	144,336	(206,293)	12,380	49,577	—	—

Total current liabilities	144,789	(168,142)	12,628	145,149	—	134,424
Long-term debt	—	446,950	255	3,042	—	450,247
Deferred income taxes	—	23,753	—	—	(2,043)	21,710
Minority interest in subsidiaries.	—	—	—	1,467	—	1,467
Preferred shares subject to mandatory redemption	41,483	—	—	—	—	41,483

Total liabilities	186,272	302,561	12,883	149,658	(2,043)	649,331

Total stockholders’ equity	64,382	250,512	(3,312)	216,360	(463,559)	64,383

	$250,654	$553,073	$9,571	$366,018	$(465,602)	$713,714

Successor
Condensed Consolidating Balance Sheets
As of September 30, 2003

		Seminis		Subsidiary
	Seminis	Vegetable	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$18,669	$906	$17,249	$—	$36,824
Accounts receivable	—	42,190	3,430	105,958	—	151,578
Inventories	—	177,627	8,042	165,968	—	351,637
Prepaid expenses and other current assets	—	1,997	—	2,453	—	4,450

Total current assets	—	240,483	12,378	291,628	—	544,489
Property, plant and equipment, net	—	33,307	88	36,397	—	69,792
Investment in consolidated subsidiaries	268,653	193,083	—	—	(461,736)	—
Intangible assets, net	—	47,372	—	25,637	—	73,009
Deferred tax asset	—	—	—	2,006	(2,006)	—
Other assets	159	13,468	—	6,330	—	19,957

	$268,812	$527,713	$12,466	$361,998	$(463,742)	$707,247

Current liabilities
Short-term borrowings	$—	$—	$—	$20,031	$—	$20,031
Current maturities of long-term debt	—	2,141	161	420	—	2,722
Accounts payable	—	26,457	92	23,731	—	50,280
Accrued liabilities	8,581	12,842	89	67,904	—	89,416
Intercompany payables	137,006	(200,558)	13,490	50,062	—	—

Total current liabilities	145,587	(159,118)	13,832	162,148	—	162,449
Long-term debt	—	394,859	390	3,289	—	398,538
Deferred income taxes	—	23,318	—	—	(2,006)	21,312
Minority interest in subsidiaries	—	—	—	1,723	—	1,723
Preferred shares subject to mandatory redemption	39,300	—	—	—	—	39,300

Total liabilities	184,887	259,059	14,222	167,160	(2,006)	623,322

Total stockholders’ equity	83,925	268,654	(1,756)	194,838	(461,736)	83,925

	$268,812	$527,713	$12,466	$361,998	$(463,742)	$707,247

Successor
Condensed Consolidating Statements of Operations
For the Nine Months Ended June 25, 2004
(Unaudited)

		Seminis		Subsidiary
	Seminis	Vegetable	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$203,351	$5,440	$276,571	$(90,577)	$394,785
Cost of goods sold	—	107,905	5,745	167,512	(90,577)	190,585

Gross profit	—	95,446	(305)	109,059	—	204,200

Operating expenses
Research and development expenses	—	18,952	(2)	17,851	—	36,801
Selling, general and administrative expenses	5	63,740	1,205	79,957	—	144,907
Amortization of intangible assets	—	4,134	—	1,746	—	5,880

Total operating expenses	5	86,826	1,203	99,554	—	187,588

Gain on sale of assets	—	1	—	3,620	—	3,621

Income (loss) from operations	(5)	8,621	(1,508)	13,125	—	20,233

Other income (expense)
Interest Income	—	294	—	348	—	642
Interest expense	(16)	(26,880)	(52)	(2,057)	—	(29,005)
Interest expense from preferred shares subject to mandatory redemption	(5,246)	—	—	—	—	(5,246)
Foreign currency gain (loss)	(7)	(67)	—	4,486	—	4,412
Other, net	—	(3,886)	2	(597)	—	(4,481)
Equity from subsidiary	(16,855)	6,771	—	—	10,084	—

	(22,124)	(23,768)	(50)	2,180	10,084	(33,678)

Income (loss) before income taxes	(22,129)	(15,147)	(1,558)	15,305	10,084	(13,445)
Income tax expense	—	(1,708)	—	(6,976)	—	(8,684)

Net income (loss)	(22,129)	(16,855)	(1,558)	8,329	10,084	(22,129)
Net income (loss) available for common stockholders	$(22,129)	$(16,855)	$(1,558)	$8,329	$10,084	$(22,129)

Successor
Condensed Consolidating Statements of Operations
For the Nine Months Ended June 27, 2003
(Unaudited)

		Seminis
	Seminis	Vegetable	Subsidiary	Subsidiary
	(Parent)	(Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$197,050	$4,674	$250,846	$(99,865)	$352,705
Cost of goods sold	—	90,361	3,679	136,179	(99,865)	130,354

Gross profit	—	106,689	995	114,667	—	222,351

Operating expenses
Research and development expenses	—	18,580	—	16,362	—	34,942
Selling, general and administrative expenses	—	61,266	1,242	75,514	—	138,022
Amortization of intangible assets	—	8,619	—	3,288	—	11,907

Total operating expenses	—	88,465	1,242	95,164	—	184,871

Gain (loss) on sale of assets	—	(580)	712	1,325	—	1,457

Income from operations	—	17,644	465	20,828	—	38,937

Other income (expense)
Interest Income	—	232	7	387	—	626
Interest expense	—	(20,073)	(61)	(4,227)	—	(24,361)
Foreign currency gain (loss)	—	(1,286)	—	1,466	—	180
Other, net	—	144	17	(644)	—	(483)
Equity from subsidiary	8,916	16,538	—	—	(25,454)	—

Total other income (expense)	8,916	(4,445)	(37)	(3,018)	(25,454)	(24,038)
Income (loss) before income taxes	8,916	13,199	428	17,810	(25,454)	14,899
Income tax expense	—	(4,283)	(80)	(1,620)	—	(5,983)

Net income (loss)	8,916	8,916	348	16,190	(25,454)	8,916
Preferred stock dividends	(13,844)	—	—	—	—	(13,844)

Net income (loss) available for common stockholders	$(4,928)	$8,916	$348	$16,190	$(25,454)	$(4,928)

Successor
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended June 25, 2004
(Unaudited)

		Seminis
	Seminis	Vegetable	Subsidiary	Subsidiary
	(Parent)	(Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$149	$766	$(9,985)	$—	$(9,070)

Cash flows from investing activities:
Purchases of fixed and intangible assets	—	(2,950)	(8)	(4,070)	—	(7,028)
Proceeds from disposition of assets	—	1,062	—	4,056	—	5,118
Intercompany investment	—	(120)	—	120	—	—
Other	—	(364)	—	(402)	—	(766)

Net cash provided by investing activities	—	(2,372)	(8)	(296)	—	(2,676)

Cash flows from financing activities:
Proceeds from long-term debt	—	167,600	—	79	—	167,679
Repayment of long-term debt	—	(115,892)	(119)	(407)	—	(116,418)
Proceeds from short-term borrowings	—	—	—	8,127	—	8,127
Repayment of short-term borrowings	—	—	—	(9,779)	—	(9,779)
Net change in intercompany account	—	(8,377)	(1,110)	9,487	—	—
Capital contributions/ dividends received (paid) / other	—	(625)	—	1	—	(624)

Net cash provided by (used in) financing activities	—	42,706	(1,229)	7,508	—	48,985

Effect of exchange rate changes on cash and cash equivalents	—	—	—	542	—	542

Increase (decrease) in cash and cash equivalents	—	40,483	(471)	(2,231)	—	37,781
Cash and cash equivalents, beginning of period	—	18,669	906	17,249	—	36,824

Cash and cash equivalents, end of period	$—	$59,152	$435	$15,018	$—	$74,605

Successor
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended June 27, 2003
(Unaudited)

		Seminis
	Seminis	Vegetable	Subsidiary	Subsidiary
	(Parent)	(Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(7,712)	$152	$3,970	$—	$(3,590)

Cash flows from investing activities:
Purchases of fixed and intangible assets	—	(4,211)	(45)	(5,290)	—	(9,546)
Proceeds from disposition of assets	—	1,161	1,851	5,957	—	8,969
Other	—	750	—	(786)	—	(36)

Net cash provided by (used in) investing activities	—	(2,300)	1,806	(119)	—	(613)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	—	686	—	686
Repayment of long-term debt	—	(12,771)	(104)	(3,879)	—	(16,754)
Proceeds from short-term borrowings	—	—	—	20,974	—	20,974
Repayment of short-term borrowings	—	—	—	(12,804)	—	(12,804)
Net change in intercompany account	(100)	10,992	(1,823)	(9,069)	—	—
Capital contributions/ dividends received (paid) / other	—	7,539	—	(7,539)	—	—
Other	100	—	—	—	—	100

Net cash provided by (used in) financing activities	—	5,760	(1,927)	(11,631)	—	(7,798)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	3,326	—	3,326

Increase (decrease) in cash and cash equivalents	—	(4,252)	31	(4,454)	—	(8,675)
Cash and cash equivalents, beginning of period	—	24,063	518	12,224	—	36,805

Cash and cash equivalents, end of period	$—	$19,811	$549	$7,770	$—	$28,130

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

RISK FACTORS

Readers should be aware that there are various risk factors including, but not limited to, those set forth below:

•	We have experienced losses in the past and we may experience losses in the future.

•	Following the acquisition transactions, the Company has incurred substantially higher levels of debt.

•	The Company’s failure to accurately forecast and manage inventory could result in an unexpected shortfall or surplus of seeds, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company owns production and processing facilities in numerous countries throughout the world and markets its products worldwide. Accordingly, fluctuations in currency rates may affect the Company’s operating results and net income.

•	The Company’s business is seasonal.

•	The Company continues to invest in research and development in order to enable us to identify and develop new products to meet consumer demands. In fiscal year 2003, our investment in research and development represented 10.1% of net sales. Despite investments in this area, our research and development may not result in the discovery or successful development of new products, which will be accepted by our customers.

•	The Company may not have the ability to protect its intellectual property due to the uncertainty of litigation and the ineffectiveness of the laws in some of the countries that the Company currently has operations, which could have a material adverse effect on our business, results of operations or financial condition.

•	A change in U.S. law protecting plant patents could limit or take away patent protection for the Company’s patented seeds, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company faces substantial competition due to technological advances by competitors such as other seed companies, pharmaceutical and chemical companies and biotechnology companies. Many of these companies have substantially greater resources than the Company. If a competitor introduces a competitively successful product, it could take years to develop a competitive seed variety, which could have a material adverse effect on our business, results of operations or financial condition.

•	Extreme weather conditions, disease and pests can materially and adversely affect the quality and quantity of seeds produced. There can be no assurance that these factors will not affect a substantial portion of the Company’s production in any year and have a material adverse effect on our business, results of operations or financial condition.

•	Defective seeds could result in claims and negative publicity, and the insurance covering claims may become unavailable or be inadequate, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company’s worldwide operation and products are highly regulated in the areas of safety and protection of human health and the environment. Compliance with these health and safety regulations can be costly.

•	The United States imposes trade restrictions and economic embargoes that prohibit, unless an exemption applies, United States entities from engaging in commercial, financial or trade transactions with certain foreign countries in which we have sales, including Syria, Iran, Iraq, Sudan and Libya. While less than 2% of our net seed sales result from sales in such countries, in the event that certain exemptions from these embargoes for food and seeds that we have relied on in the past are no longer available, our net seed sales would be negatively impacted.

OVERVIEW

Acquisition Transactions

On September 29, 2003, the Company completed the acquisition transactions, which have a significant effect on the Company’s financial statements (see Notes 2 and 3 to our consolidated financial statements).

The Company’s results for the three and nine months ended June 25, 2004 reflect the effects of the acquisition transactions and are presented on a successor basis, whereas the results for the three and nine months ended June 27, 2003 are presented on a predecessor basis. The acquisition transactions are accounted for under the purchase method of accounting. In accordance with applicable accounting guidelines, the purchase price paid by Fox Paine for Seminis’ common stock plus related purchase accounting adjustments are “pushed down” and recorded in Seminis’ financial statements.

The 75.1% of deemed assets acquired and liabilities assumed in connection with the acquisition transactions were originally recorded at their estimated fair market values based on an independent appraisal and 24.9% of the historical bases were carried over, however, these values were in excess of the proportionate purchase price paid by Fox Paine for 75.1% of Seminis’ common stock. Accordingly, the negative goodwill totaling $433.4 million was allocated against the value of non-current assets on a proportionate basis. The following summarizes the fair market values, subsequent adjustments and on-going carrying values of the net assets acquired:

		FMV	24.9%	Negative	Adjusted Basis
	Historical	Of 75.1%	Carryover	Goodwill	As of
	Basis	Acquired	Basis	Allocation	September 29, 2003
Current assets, excluding inventory	$185,206	$139,017	$46,190	$—	$185,207
Inventory	279,680	283,107	69,751	—	352,858
Property, plant & equipment	166,943	125,308	41,635	(102,582)	64,361
Goodwill	106,056	—	—	—	—
Intangibles	51,533	331,693	12,852	(271,536)	73,009
In-process R&D	—	58,547	—	(47,929)	10,618
Other long-term assets	18,463	13,859	4,605	(11,345)	7,119
Current liabilities	(466,697)	(354,905)	(116,392)	—	(471,297)

	$341,184	$596,626	$58,641	$(433,392)	$221,875

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

OUTLOOK

The change in the basis of assets and liabilities as a result of the acquisition transactions will impact the future operating results of the Company. During fiscal year 2004 and the first four months of 2005 gross margins will be lower than historical levels because of the increased basis in inventory. The increase in inventory basis of $73.2 million, resulting from the purchase accounting adjustments made in connection with the acquisition transactions, are reflected in the statement of operations through decreased margins as the related inventory is sold. The Company expects that the related inventory will be sold over the next seven months. During fiscal year 2004 and over approximately eight additional years, operating expenses will benefit from a reduction in depreciation expense of approximately $7.3 million, which will reduce selling, general and administrative expenses. These results are also expected to be adversely impacted by increased interest expense as a result of higher average debt levels outstanding coupled with higher interest rates.

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

Results of Operations

The table below sets forth Seminis’ results of operations data expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net Sales	100.0%	100.0%	100.0%	100.0%

Gross margin	50.8	62.8	51.7	63.0
Research and development expenses	11.3	11.1	9.3	9.9
Selling, general and administrative expenses	41.2	41.3	36.7	39.1
Amortization of intangible assets	1.7	3.6	1.5	3.4

Total operating expenses	54.2	56.0	47.5	52.4
Gain on sale of fixed assets	0.8	0.3	0.9	0.4

Income (loss) from operations	(2.6)	7.1	5.1	11.0
Interest expense, net	(10.4)	(7.8)	(8.5)	(6.7)
Other non-operating expense, net	(0.8)	(0.7)	—	(0.1)

Income (loss) before income taxes	(13.8)	(1.4)	(3.4)	4.2
Income tax expense	(1.5)	(1.6)	(2.2)	(1.7)

Net income (loss)	(15.3)%	(3.0)%	(5.6)%	2.5%

Three Months Ended June 25, 2004 Compared with Three Months Ended June 27, 2003

Net Sales

Net sales increased 3.0% to $116.5 million for the three months ended June 25, 2004 compared to $113.1 million for the three months ended June 27, 2003. The result was partially due to $2.8 million of positive impact of currency fluctuations relating to the strengthening of the Euro and South Korean Won versus the U.S. Dollar during the third quarter of fiscal year 2004 compared to the same period in the prior year. In constant dollars stated at monthly average exchange rates for the third quarter of fiscal year 2003 and excluding sales from non-core businesses, seed sales would have increased 0.5% to $110.3 million for the third quarter of fiscal year 2004 from $109.8 million in third quarter of fiscal year 2003. The increase was primarily a result of price increases implemented around October 2003 and the availability of high-demand seed. Geographically, the sales increases were primarily in the Americas, Asia Pacific and West Asia with gains in broccoli, pepper, spinach and onion which was partially offset by sales decrease in South American and Europe.

Gross Profit

Gross profit decreased 16.7% to $59.1 million for the three months ended June 25, 2004 from $71.0 million for the three months ended June 27, 2003. Gross margin percentage decreased to 50.8% for the three months ended June 25, 2004 from 62.8% for the three months ended June 27, 2003. The decrease was primarily due to amortization expense of $16.5 million of inventory step-up under purchase accounting treatment for the acquisition transactions, which had a negative impact of 14.1% to the Company’s gross margin. This non-cash charge will continue to have a negative impact on the gross profit for approximately the next seven months.

Research and Development Expenses

Research and development expenses increased 4.8% to $13.2 million for the three months ended June 25, 2004 from $12.6 million for the three months ended June 27, 2003. This increase was primarily the result of cost of living adjustments, $0.3 million of currency fluctuations from research and development expenses in Europe and South Korea in the three months of fiscal year 2004, offset by $0.6 million of lower depreciation expense related to the impact of the negative goodwill allocation as part of the acquisition transaction. As a percentage to sales, research and development expenses for the three months ended June 25, 2004 increased to 11.3% from 11.1% in the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2.8% to $48.0 million for the three months ended June 25, 2004 from $46.7 million for the three months ended June 27, 2003. The increase was primarily due to cost of living adjustments, variable expenses associated with sales, $1.1 million of currency exchange impact on European and South Korean expenses, $1.1 million of management fee expense, and $0.3 million of non-cash stock based compensation expense, offset by $1.2 million of lower depreciation expense related to the impact of the negative goodwill allocation as part of the acquisition transaction, $1.2 million of expenses related to the fairness opinion of the merger transaction and an additional $2.8 million of severance expense in the prior year. As a percentage to net sales, selling, general and administrative expenses for the three months ended June 25, 2004 was 41.2%, which was consistent with 41.3% in the same period last year.

Amortization of Intangible Assets

Amortization of intangible assets decreased 49.5% to $2.0 million for the three months ended June 25, 2004 from $4.0 million for the three months June 27, 2003. The decrease was due to the purchase accounting impact to the intangible assets basis and amortization period, resulting in a lower amortization in the current period.

Gain on Sale of Fixed Assets

Both the gain of $1.0 million for the three months ended June 25, 2004 and $0.4 million for the three months ended June 27, 2003, respectively, resulted primarily from fixed asset sales of our South Korean subsidiary.

Interest Expense, Net

Interest expense, net, increased 37.0% to $12.1 million for the three months ended June 25, 2004 from $8.8 million for the three months ended June 27, 2003. The increase was primarily due to higher debt levels and interest of PIK Preferred Stock.

Other Non-Operating Expense, Net

We had other non-operating expense, including foreign currency gain (loss) and minority interest, net, of $0.9 million for the three months ended June 25, 2004 as compared to other non-operating expense, net, of $0.8 million for the three months ended June 27, 2003. Other non-operating expense, net, for the three months ended June 25, 2004 primarily consisted of foreign currency loss of $0.3 million, minority interest provision of $0.5 million and other expense of $0.2 million. The foreign currency loss was primarily due to the effect of the weakening of the Indian Rupee and Brazilian Real during the quarter on U.S. dollar based intercompany payables at subsidiaries in India and Brazil. Other non-operating expense, net, for the three months ended June 27, 2003, primarily consisted of $0.5 million of non-operating losses from several subsidiaries, $0.4 million of minority interest provision, offset by $0.2 million of foreign currency gain resulting from currency fluctuation of a U.S. dollar denominated loan held in the Netherlands.

Income Tax Expense

Income tax expense was $1.8 million for the three months ended June 25, 2004 and June 27, 2003, with pre-tax loss of $16.0 million and $1.5 million, respectively. The variation in income tax rate was primarily due to the amount and mix of worldwide income at Seminis’ subsidiaries.

Nine Months Ended June 25, 2004 Compared with Nine Months Ended June 27, 2003

Net Sales

Net sales increased 11.9% to $394.8 million for the nine months ended June 25, 2004 compared to $352.7 million for the nine months ended June 27, 2003. The result was partially due to $19.2 million of positive impact of currency fluctuations relating to the strengthening of the Euro and South Korean Won versus the U.S. Dollar during the nine months of fiscal year 2004 compared to the same period in the prior year. In constant dollars stated at monthly average exchange rates for the nine months of fiscal year 2003 and excluding sales from non-core businesses, seed sales would have increased 6.4% to $362.4 million for the nine months of fiscal year 2004 from $340.6 million in the nine months of fiscal year 2003. The increase was primarily a result of price increases implemented around October 2003 and the availability of high-demand seed. Geographically, sales in all regions increased, which included gains in broccoli, carrot, pepper, bean, spinach, onion and hybrid tomato sales. The Company’s business is subject to seasonal fluctuations and, therefore, the sales for the nine months of a fiscal year are not necessarily indicative of those to be expected in any other interim period or for a fiscal year as a whole.

Gross Profit

Gross profit decreased 8.2% to $204.2 million for the nine months ended June 25, 2004 from $222.4 million for the nine months ended June 27, 2003. Gross margin percentage decreased to 51.7% for the nine months ended June 25, 2004 from 63.0% for the nine months ended June 27, 2003. The decrease was primarily due to the amortization of $44.9 million of inventory step-up, under purchase accounting treatment related to the acquisition transactions, which had a negative impact of 11.4% on the Company’s gross margin. This non-cash charge will continue to have a negative impact on the gross profit for approximately the next seven months.

Research and Development Expenses

Research and development expenses increased 5.3% to $36.8 million for the first nine months ended June 25, 2004 from $34.9 million for the nine months ended June 27, 2003. This increase was primarily the result of cost of living adjustments, $1.8 million of currency fluctuations from research and development expenses in Europe and South Korea in the nine months of fiscal year 2004, offset by $1.8 million of lower depreciation expense related to the impact of the negative goodwill allocation as part of the acquisition transactions. As a percentage to sales, research and development expenses for the nine months ended June 25, 2004 decreased to 9.3% from 9.9% in the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 5.0% to $144.9 million for the nine months ended June 25, 2004 from $138.0 million for the nine months ended June 27, 2003. The increase was primarily due to cost of living adjustments, variable expenses associated with sales, $6.6 million of currency exchange impact on European and South Korean expenses, $3.5 million of management fee expense, and $0.8 million of non-cash stock based compensation expense, offset by $3.7 million of lower depreciation expense related to the impact of the negative goodwill allocation as part of the acquisition transactions, $2.4 million of expenses related to a fairness opinion given in connection with the acquisition transactions and an additional $6.2 million of severance expense in the prior year. As a percentage to sales, selling, general and administrative expenses for the nine months ended June 25, 2004 decreased to 36.7% from 39.1% in the same period last year.

Amortization of Intangible Assets

Amortization of intangible assets decreased 50.6% to $5.9 million for the nine months ended June 25, 2004 from $11.9 million for the nine months June 27, 2003. The decrease was due to the purchase accounting impact to the intangible assets basis and amortization period, resulting in a lower amortization in the current period.

Gain on Sale of Fixed Assets

Both the gain of $3.6 million and $1.5 million for the nine months ended June 25, 2004 and June 27, 2003, respectively, resulted primarily from fixed asset sales of our South Korean subsidiary.

Interest Expense, Net

Interest expense, net, increased 41.6% to $33.6 million for the nine months ended June 25, 2004 from $23.7 million for the nine months ended June 27, 2003. The increase was primarily due to higher debt levels and interest on the PIK Preferred Stock.

Other Non-Operating Expense, Net

We had other non-operating expense, including foreign currency gain and minority interest, net, of $0.1 million and $0.3 million for the nine months ended June 25, 2004 and June 27, 2003, respectively. Other non-operating expense, net, for the nine months ended June 25, 2004 primarily consisted of $3.8 million write-down of deferred loan fees resulting from the refinancing of the Company’s term loan in January 2004, $0.6 million of minority interest provision, offset by $4.4 million of foreign currency gain. The foreign currency gain was primarily due to the effect of the strengthening of the Euro on a U.S. dollar based intercompany loan at a European subsidiary. Other non-operating expense of $0.3 million, net, for the nine months ended June 27, 2003, primarily consisted of non-operating losses from subsidiaries in the United States, Guatemala, Chile, Brazil, and Italy.

Income Tax Expense

Income tax expense was $8.7 million for the nine months ended June 25, 2004 compared to an income tax expense of $6.0 million for the nine months ended June 27, 2003. The increase in income tax expense was primarily due to the amount and mix of worldwide income at Seminis’ subsidiaries.

Liquidity and Capital Resources

In connection with the acquisition transactions, the Company became a privately held company, acquired all of its publicly held shares of Class A common stock, shares of Class B common stock, and shares of Class B and Class C Redeemable Preferred Stocks, repaid the $216.6 million of principal outstanding under its senior credit facility, and $11.6 million of a mortgage on its Oxnard real property. In order to fund these transactions and other related expenses, Fox Paine purchased shares of the Company’s common stock for a purchase price of $163.2 million, the Company issued $190.0 million of ten year, 10 1/4% senior subordinated notes, established a senior secured credit facility that consisted of a $190.0 million term loan and a $60.0 million revolving loan (none of which was outstanding at June 25, 2004 and September 30, 2003, respectively), borrowed $17.0 million under a new mortgage note, and issued paid-in-kind mandatory redeemable preferred stock (see Note 11 to our consolidated financial statements — PIK Preferred Stock) along with warrants to purchase 3.9 million shares of common stock for combined proceeds of $50.0 million.

Upon completion of the acquisition transactions, the Company had total indebtedness of $421.3 million as of September 30, 2003 compared to $252.5 million before the transactions.

Cash flows from operations

Operating activities utilized $9.1 million in cash flow during the nine months ended June 25, 2004 compared to $3.6 million utilized during the same period in the prior fiscal year. The increase in cash utilization was primarily due to approximately $11.8 million of acquisition transaction related costs that were accrued at September 30, 2003 but subsequently paid during the nine months ended June 25, 2004. Cash flow was also impacted in the nine months ended June 25, 2004 by a $4.8 million prepayment of a management fee to be amortized over fiscal year 2004, which was paid in accordance with the acquisition transaction’s purchase agreement. Additionally, the increase in cash utilization was due to approximately $6.7 million in transaction fees that were paid in association with the January 2004 senior subordinated note issuance.

Cash flows from investments

Capital expenditures decreased to $7.0 million for the nine months ended June 25, 2004, from $9.5 million in the same period of the prior fiscal year. Other investing activities for the nine months ended June 25, 2004 included $5.1 million from proceeds from the sale of assets compared to $9.0 million in the prior fiscal year. The decrease in proceeds during the nine months ended June 25, 2004 was primarily due to higher asset sales in our South Korean subsidiary in the prior year.

Cash flows from financings

On January 23, 2004, the Company issued an additional $140.0 million of its 10 1/4% senior subordinated notes, at a premium of $12.6 million. These notes have identical terms and conditions as the $190.0 million of senior subordinated notes issued as part of the acquisition transactions on September 29, 2003. The net proceeds from the additional notes, after deducting underwriting discounts and other expenses, were approximately $145.6 million. These net proceeds from the offering were used to repay $100.0 million and $15.0 million of the borrowings under the term loan portion and revolver portion, respectively, of Company’s senior secured credit facility and for general corporate purposes.

Concurrently with the offering of the additional notes, the Company amended the senior secured credit facility. The amended senior secured credit facility decreased the term loan from $190.0 million to $90.0 million, increased the revolving credit facility from $60.0 million to $75.0 million, amended pricing terms on both the term loan and revolver portion of the credit facility, and amended certain financial covenants.

The Company’s total indebtedness as of June 25, 2004 was $470.3 million, of which $89.3 million were borrowings under the Company’s term loan, $342.0 million were borrowings under our senior 10 1/4% subordinated notes (amount including $12.0 million of remaining premium balance, which will be amortized over the life of the loan and reduces interest expense), $17.4 million, $1.3 million, $0.5 million and $19.8 million were borrowings by its United States, Spanish, French and South Korean subsidiaries, respectively. The Company also has $41.5 million of preferred shares subject to mandatory redemption (see Note 11 to our consolidated financial statements for further description of the preferred shares). As of June 25, 2004, the Company has cash and cash equivalents of $74.6 million.

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

The Company entered into an interest rate swap agreement in September 2003. The purpose of the swap agreement is to hedge approximately $16.8 million of variable rate debt associated with the Company’s mortgage on its worldwide headquarter facility in Oxnard, CA. Changes in the fair value of the hedge instrument are reflected in other comprehensive income (loss) and the associated interest is reflected in the statement of operations over the term of the mortgage.

Recent Accounting Pronouncements

In December 2003, the FASB reissued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in the original SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised Statement also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of the original SFAS No. 132 will remain in effect until the provisions of this Statement are adopted. Certain new provisions are effective for financial statements with fiscal years ending after December 15, 2003, while other provisions are effective for fiscal years ending after June 15, 2004. The interim period disclosures are effective for interim periods beginning after December 15, 2003. See Note 8 to our consolidated financial statements “Pensions and Other Postretirement Benefits,” for disclosures required under the revised SFAS No. 132.

In December 2003, the Financial Accounting Standards Board (FASB) reissued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. The provisions of this Interpretation are effective for the Company for interim periods ending after March 15, 2004. The adoption of this Interpretation has not had a significant impact on the Company’s financial results of operations and financial position.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures set forth in the Form S-4, as filed with the SEC on March 11, 2004 have not changed significantly through the nine months ended June 25, 2004.

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

In January 2002, melon growers in Costa Rica notified us that our Dorado melon seeds were infected with Watermelon Fruit Blotch. Growers who purchased the infected Seminis seeds and growers whose crops were infected by the bacteria that spread from crops grown with the infected Seminis seeds have claimed damages against us. The claims related to those growers who purchased Seminis seeds have been settled for approximately $5.8 million, of which approximately $2.6 million was recovered under our errors and omissions insurance policy and the remainder of the settlement was paid by us by July 2002. The claims related to the growers with infected crops total approximately $4.7 million and we believe these claims are covered under our general liability insurance policy. We have finalized settlement of all of these claims. We have settled the coverage issue with our general liability insurance carrier to our satisfaction, and proceedings against them have been dismissed. We are now pursuing coverage with our excess general liability insurer, who has informally denied coverage, and we are in the midst of settlement negotiations with them.

In early 2000, we filed suit against Dietrich Schmidt, the former president of Seminis and the current president of United Genetics, a competitor of ours, United Genetics, and two former Seminis breeders, Ken Owen and Wei Ouyang, for trade secret misappropriation and breach of contract. Mr. Schmidt filed a counterclaim for defamation against us. We were unsuccessful on our claims for trade secret misappropriation and breach of contract, and Mr. Schmidt was successful on his counterclaim with the court awarding him $1 in nominal damages. The count subsequently awarded Messrs. Schmidt, Owen and Ouyang their attorney’s fees. We have appealed certain aspects of the judgment, including the fee award. A decision on the appeal was handed down in December, 2003. The California Court of Appeal partially affirmed the lower court’s ruling, and has partially reversed and remanded the case to the lower court for a re-determination of costs and fees, specifying that certain attorney’s fees and costs previously awarded to Messrs. Schmidt, Owens and Ouyang should not be payable by Seminis. Seminis recently settled this matter and all litigation, appeals, and motions have been dismissed.

On December 17, 2002 and January 4, 2003, four purported class action lawsuits were filed relating to the acquisition transactions. Three of these actions — Garry Firth v. Alfonso Romo Garza, et al., Civil Action No. 20085, Boris Pozniak v. Alfonso Romo Garza, et al., Civil Action No. 20097 and Pablo Herranz v. Seminis, Inc., et al., Civil Action No. 20105 — were filed in the Delaware Court of Chancery (New Castle County), while the fourth, Mark Rosales v. Seminis, Inc., Case No. CIV216255, was filed in California Superior Court (Ventura County). Since that time, a fifth case, Haven Capital Management v. Alfonso Romo Garza, et al., Civil Action No. 20140 has also been filed in Delaware. In February 2003, the Firth, Pozniak, Herranz and Haven Capital cases were consolidated into one proceeding entitled In re Seminis, Inc. Shareholders’ Litigation, Consolidated C.A. No. 20140-NC, and the Haven Capital complaint was designated as the operative complaint in the consolidated lawsuit. That complaint names as defendants Savia, the Company and its Directors. The Rosales (California) complaint names as defendants the Company and its Directors. Both the Delaware consolidated action and the Rosales action purport to be brought on behalf of Company common stockholders or their successors. Both of these actions — which were brought prior to the public announcement of the Company entering into the acquisition transactions agreements — allege that the acquisition transactions, when consummated, would provide insufficient consideration to the Company’s common stockholders and allege that the defendants breached their fiduciary duties in connection with the acquisition transactions. The complaints sought a preliminary and permanent injunction to enjoin the acquisition transactions and, since the acquisition transactions have been consummated, rescission and damages. On September 24, 2003, the parties reached a memorandum of understanding that settled all of the alleged claims. The parties have finalized the settlement agreement and the California court preliminarily approved the terms of the settlement in April 2004. A hearing for final approval of the settlement was held by the California court in July, 2004, and approval of the settlement was granted, and we expect to have all actions in California and Delaware dismissed in the very near future. The proposed settlement does not affect the terms of the acquisition transactions set forth herein.

During the last months of fiscal year 2002, Seminis’ subsidiary in Spain sold Boludo tomato seed to growers in the Canary Islands, Almeria, Murcia, and Granada areas of Spain. Subsequently, some plantings with this seed showed symptoms of the bacteria, Clavibacter michiganses, which can be seed borne, among other possible sources. Seminis has been conducting an investigation of the seeds and until July 31, 2003, all Seminis seed used in these plantings that had been tested, tested negative for the presence of the bacteria. Spanish authorities requested an analysis of all seed lots sold in the Canary Islands. On July 31, 2003, Seminis was notified that after analyzing 89 officially sealed samples of batches of Boludo seed, a single seed batch tested positive for the presence of the bacteria. Seminis believes that other factors that may cause the disease were present at the time of the infection, and could be responsible for, or contributing factors to, the presence of the bacteria and damage to the crops. These factors include, but are not limited to: poor sanitary practices in the growers’ fields (failure to remove debris from prior harvests); bacteria from sources other than Seminis that remained in the plantings from prior seasons; the practice of grafting, which can magnify the effects of minor outbreaks; failure to properly rotate crops from season to season; and third-party sources (different strains) of the disease that may have been present. Seminis continues to investigate this matter vigorously, in particular investigating the single positive test result, which is inconsistent with the findings of all of the other independent laboratories’ test results obtained from testing officially sealed batch samples of Seminis seed. Tomato growers may initiate legal claims against Seminis alleging that Seminis seeds were the source of the bacteria and claiming significant damages and Seminis cannot predict the outcome of any such claim, if initiated. Seminis is currently involved in investigating each of the growers’ complaints, and will work diligently to resolve these issues in a commercially reasonable manner.

We are involved from time to time as a defendant in various other lawsuits arising in the normal course of business. We believe that no current claims, individually or in the aggregate, will have a material adverse effect on our business, results of operations or financial condition.

Item 6. Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K for the quarter ended June 25, 2004.

     Exhibit Index

Exhibit
Number	Description
(a) 1	Form of Underwriting Agreement

(c) 2.1	Merger Agreement by and between Seminis, Inc., an Illinois corporation and Seminis, Inc., a Delaware corporation

(k) 2.2	Agreement and Plan of Merger by and among Seminis, Inc., Seminis Acquisition LLC, Seminis Merger Corp., and Fox Paine & Co., LLC, dated as of May 30, 2003.

(k) 2.3	Stock Purchase Agreement by and among Fox Paine Seminis Holdings, LLC, Banca Afirme, S.A., Instiucion de Banca Multiple, Afirme Grupo Financiero, as Trustee, Under the Irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable de Administracion y Pago Numero 167-5), Seminis Acquisition LLC and Seminis Merger Corp., dated as of May 30, 2003.

(k) 2.4	Amended and Restated Exchange Agreement by and between Seminis, Inc. and Savia, S.A. de C.V. dated as of May 30, 2003.

(k) 2.5	Contribution Agreement by and among Seminis Acquisition LLC, Savia, S.A. de C.V., Banca Afirme, S.A., Institucion de Banca Multiple, Afirme Grupo Financiero, as Trustee, under the Irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable de Administracion y Pago Numero 167-5), Conjunto Administrativo Integral, S.A. de C.V., Desarrollo Consolidado de Negocios, S.A. de C.V., Emprima, S.A. de C.V., Park Financial Group, Ltd (BVI), Alfonso Romo Garza and Certain Members of Seminis and Savia Management, dated as of May 30, 2003.

(l) 2.6	Amendment to Contribution Agreement, dated as of September 29, 2003, by and among Seminis Acquisition LLC, Savia, S.A. de C.V., Banca Afirme, S.A., Institucion de Banca Multiple, Afirme Grupo Financiero, as Trustee, Under the Irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable de Administracion y Pago Numero 167-5), Conjunto Administrativo Integral, S.A. de C.V., Desarrollo Consolidado de Negocios, S.A. de C.V., Emprima, S.A. de C.V., Park Financial Group, Ltd (BVI), Alfonso Romo Garza and Certain Members of Seminis and Savia Management.

(l) 3.1	Amended and Restated Certificate of Incorporation

(c) 3.2	Certificate of Designations of Class A Mandatorily Redeemable Preferred Stock and Class B Mandatorily Redeemable Preferred Stock of Seminis, Inc.

(c) 3.3	Certificate of Designations of Class C Redeemable Preferred Stock of Seminis, Inc.

(l) 3.4	By-Laws

(l) 3.5	Certificate of Designation of Preferences and Rights of Class C Redeemable Preferred Stock of Seminis, Inc.

(c) 4.1	Form of Class A Common Stock Certificate

(a) 4.2	Registration Rights Agreement by and among Seminis, Inc. and certain shareholders of Seminis, dated October 1, 1995

(k) 4.3	Indenture, dated as of September 29, 2003, by and among Seminis Vegetable Seeds, Inc., Seminis, Inc., Petoseed International, Inc., PGI Alfalfa, Inc., and Baxter Seed Co., Inc. and Wells Fargo Bank, National Association for the 10 1/4% Senior Subordinated Notes due 2013.

(k) 4.4	Registration Rights Agreement, dated as of September 29, 2003, by and among Seminis Vegetable Seeds, Inc., Seminis Inc., Petoseed International, Inc., PGI Alfalfa, Inc., Baxter Seed Co., Inc. and Citigroup Global Markets Inc., CIBC World Markets Corp., Harris Nesbitt Corp., and Rabo Securities USA, Inc.

(k) 4.5	Form of Global Note for 10 1/4% Senior Subordinated Notes due 2013 of Seminis Vegetable Seeds, Inc. (contained as an exhibit to Exhibit 4.3 hereto).

(l) 4.6	Form of Exchange Agent Agreement by and among Seminis Vegetable Seeds, Inc., Seminis, Inc., Petoseed International, Inc., PGI Alfalfa, Inc., Baxter Seed Co., Inc. and Wells Fargo Bank, National Association.

(l) 4.7	Registration Rights Agreement, dated as of January 23, 2004, by and among Seminis Vegetable Seeds, Inc., Seminis Inc., Petoseed International, Inc., PGI Alfalfa, Inc., Baxter Seed Co., Inc. and Citigroup Global Markets Inc.

(c) 5	Opinion of Milbank, Tweed, Hadley & McCloy LLP

(a) 10.1	Seminis, Inc. 1998 Stock Option Plan

(b) 10.2	Amended and Restated Seminis, Inc. 1998 Stock Option Plan

(a) 10.3	Share Subscription Agreement by and between Seminis, Inc. and Hungnong Seed Co., Ltd., dated June 12, 1998

(c) 10.4	Form of New Credit Facility among Seminis, Inc, Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as lenders, dated as of June 28, 1999

(c) 10.5	Form of Letter Agreement between Savia, S.A. de C.V. and Seminis, Inc. dated as of June 21, 1999

(d) 10.6	Second Amendment and Waiver to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, Dated as of June 29, 2000, effective March 31, 2000

(d) 10.7	Security Agreement Re: Accounts, Inventory and General Intangibles among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of June 29, 2000

(e) 10.8	Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of September 30, 2000, effective September 30, 2000.

(d) 10.9	Extension of Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V., as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of December 30, 2000, effective December 30, 2000.

(f) 10.10	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of December 29, 2000, effective December 29, 2000.

(g) 10.11	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of April 30, 2001, effective April 30, 2001.

(h) 10.12	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of May 31, 2001, effective May 31, 2001.

Exhibit
Number	Description
(i) 10.13	Revision to (h) 10.12

(j) 10.14	Modification and Interim Waiver Agreement to Credit Agreement dated as of June 28, 1999 among Seminis, Inc., Seminis Vegetable Seeds, Inc., SVS Holland B.V. as borrowers, Harris Trust and Savings Bank, individually and as Administrative Agent, Bank of Montreal, individually and as Syndication Agent and the Lenders from time to time parties thereto, as Lenders, dated as of December 31, 2002, effective December 31, 2002.

(k) 10.15	New Senior Secured Credit Facility by and among Seminis, Vegetables Inc. as the borrower, Seminis, Inc. as the parent guarantor, Citicorp North America, Inc. as administrative agent, CIBC World Markets Corp. and Rabobank International as co-documentation agents, Harris Trust and Savings Bank as syndication agent and Citigroup Global Markets Inc. together with Harris Trust and Savings Bank as joint lead arrangers and joint bookrunners consisting of a $60.0 million revolving loan and a $190.0 million term loan, dated as of September 29, 2003.

(l) 10.16	Amended and Restated Stockholders’ Agreement, dated as of September 29, 2003, by and among Seminis Vegetable Seeds, Inc., Seminis Inc., Petoseed International, Inc., PGI Alfalfa, Inc., Baxter Seed Co., Inc., Citigroup Global Markets Inc., CIBC World Markets Corp., Harris Nesbitt Corp., and Rabo Securities USA, Inc.

(k) 10.17	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Alfonso Romo.

(k) 10.18	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Bruno Ferrari.

(k) 10.19	Amendment, dated August 7, 2003, to the Employment Agreement, made May 30, 2003, between Seminis, Inc. and Bruno Ferrari.

(k) 10.20	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Mateo Mazal.

(k) 10.21	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Bernardo Jimenez.

(k) 10.22	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Gaspar Alvarez.

(k) 10.23	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Jose Manuel Madero.

(k) 10.24	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Charles Edward Green.

(l) 10.25	New Senior Secured Credit Facility by and among Seminis, Vegetables Inc. as the borrower, Seminis, Inc. as the parent guarantor, Citicorp North America, Inc. as administrative agent, CIBC World Markets Corp. and Rabobank International as co-documentation agents, Harris Trust and Savings Bank as syndication agent and Citigroup Global Markets Inc. together with Harris Trust and Savings Bank as joint lead arrangers and joint bookrunners consisting of a $75.0 million revolving loan and a $90.0 million term loan, dated as of September 29, 2003, as amended by Amendment No. 1 thereto dated as of January 15, 2004.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance and Worldwide Corporate Comptroller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President, Finance and Worldwide Corporate Comptroller to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Seminis’ Form S-1 filed on February 11, 1999.

(b)	Incorporated by reference to Seminis’ Amendment No. 2 to Form S-1 filed on May 27, 1999.

(c)	Incorporated by reference to Seminis’ Amendment No. 3 to Form S-1 filed on June 21, 1999.

(d)	Filed with the June 30, 2000 Form 10Q.

(e)	Filed with the September 30, 2000 Form 10K.

(f)	Filed with the December 30, 2000 Form 10Q.

(g)	Filed with the March 30, 2001 Form 10Q.

(h)	Filed with the June 29, 2001 Form 10Q.

(i)	Filed with the September 30, 2001 Form 10K.

(j)	Filed with the September 30, 2002 Form 10K.

(k)	Incorporated by reference to Seminis’ Form S-4 filed on November 14, 2003.

(l)	Incorporated by reference to Seminis’ Amendment No. 1 to Form S-4 filed on March 11, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004	SEMINIS, INC.

/s/ Alfonso Romo Garza

Alfonso Romo Garza
Chief Executive Officer
(Principal Executive Officer)

/s/ Gaspar Alvarez Martinez

Gaspar Alvarez Martinez
VP Finance & Worldwide Corporate Comptroller
(Principal Accounting Officer)