Form 10-K
period 2004-09-30
SEMINIS INC
filed 2004-12-20
CIK 1078259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

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

Securities Registered Pursuant to Section 12(b) of the Act:*

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $0.01 per share
(Title of Class)

* The registrant filed a registration statement on Form S-4 (Registration No. 333-110506-04) effective pursuant to the Securities Act of 1993, as amended, on November 11, 2003. Accordingly, the registrant files this report pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended and Rule 15(d)-1 of the regulations thereunder.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2004, based on the price at which the common equity was sold, was approximately $58,296,377.

As of November 30, 2004, 64,333,205 shares of the registrant’s common stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

SEMINIS, INC.

Form 10-K Annual Report
For the Fiscal Year Ended September 30, 2004

PART I

Item 1. Business

OVERVIEW

All references in this Form 10-K to “we”, “us”, “our”, the “Company” or “Seminis” refer to Seminis, Inc.

We are the leading worldwide developer, producer and marketer of vegetable and fruit seeds. We produce more than 60 species of vegetable and fruit seeds and more than 3,500 vegetable and fruit seed products (which do not include tree and citrus fruits). We market our seeds through four full-line brands — Seminis, Asgrow, Petoseed and Royal Sluis — and five specialty and regional brands.

Since our formation in 1994, we have built a global presence through a series of ten acquisitions. Through these acquisitions, we gained access to or ownership of key technologies, patents and germplasm that have enabled us to add developed and proven products to our portfolio and to enter new and established markets.

On September 29, 2003, Fox Paine & Company, LLC, together with its affiliates and co-investors (collectively, “Fox Paine”), consummated a series of acquisition transactions whereby we became a privately held company and Fox Paine became our majority shareholder. In connection therewith, we repaid certain of our then outstanding indebtedness, entered into a senior secured credit facility and issued senior subordinated notes and paid in kind preferred stock (this series of transactions is more fully described in Notes 2 and 3 of our consolidated financial statements and is referred to throughout this Annual Report as the “acquisition transactions”).

We use seeds as the delivery vehicle for innovative agricultural technology. We develop seeds designed to reduce the need for agrochemicals, increase crop yield, reduce spoilage, offer longer shelf life products, create better tasting foods and provide vegetables and fruits with better nutritional value for consumers. We have what we believe is the largest vegetable and fruit germplasm bank in the world. Our germplasm bank contains the hereditary information that determines the characteristics of vegetables and fruits grown from our seeds. This collection of seed characteristics is our key strategic asset and has been developed through decades of cross-breeding to produce seeds known as hybrids that yield plants with enhanced characteristics.

We are creating the foundation to capture value from all participants in the vegetable and fruit production and distribution chain, including growers, distributors, processors, and retailers. Our strategy is to capture value by marketing premium-priced seeds with quantifiable benefits and superior traits directly to the parties along the distribution chain that can derive the most value from these seeds. Participants in the field crop industry have successfully implemented this strategy with respect to crops such as corn, soy and cotton. In April 2001, we became the first vegetable and fruit seed provider to employ the value capture strategy at the grower level by successfully implementing price increases for our seeds.

We have established a worldwide presence and global distribution system. We market seeds in over 150 countries, have 53 research and development facilities in 17 countries and territories and production sites in 25 countries. Our worldwide presence allows us to remain close to local markets around the world, adapt our products to distinct, local microclimates and meet the preferences of local consumers.

We were incorporated in 1999 as a corporation under Delaware law and we are the successor to an Illinois corporation, Seminis, Inc. organized in 1994. Our principal executive offices are located at 2700 Camino del Sol, Oxnard, CA 93030-7967, and our telephone number is (805) 647-1572. Our Internet address is www.seminis.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

INDUSTRY OVERVIEW

Global Demand

We believe a fundamental driver of the increase in demand for vegetables and fruits is global population growth. The United Nations projects that world population will increase from 6.3 billion people in 2002 to 8.9 billion people in 2050. In developing countries, which will experience much of the growth, vegetable and fruit consumption increased 228% from 1980 to 2001. During the same period, worldwide consumption of vegetables and fruits increased 138%. According to data provided by the FAO, (i) during the period from 1990 to 2000, vegetable and fruit production (excluding tree and citrus fruits) grew at approximately 3.3 times the rate of global population expansion and (ii) the harvested acreage dedicated to vegetables and fruits (excluding tree and citrus fruits) has increased approximately 3.2% annually during the period from 1990 to 2000, while overall agricultural harvested acreage has increased less than 0.3% annually during the same period. As the global demand for vegetables and fruits increases, the demand for seeds to grow these crops is expected to increase as well. Vegetables and fruits are among the most valuable agricultural crops. According to USDA data, the average farmgate value per hectare for vegetables and fruits (excluding tree and citrus fruits) was approximately 11 times greater than the average farmgate value per hectare for corn in the United States in 2000. Farmgate value refers to the revenue generated by farmers selling their crops to distributors and retailers. Worldwide vegetable seed revenue is projected to grow at a 4.8% compounded annual growth rate from 2002 through 2006.

The health and nutritional benefits that vegetables and fruits offer further drive the demand for these products. Vegetables and fruits are valuable in meeting basic nutritional needs and in preventing disease. Vegetables and fruits have very little fat, are low in calories and contain vitamins and other nutritional components. It is believed that diets high in vegetables and fruits can protect against the risk of cardiovascular disease, stroke, diabetes, iron-deficiency anemia and cataracts and can significantly reduce the risk of cancer. Vegetable and fruit consumption has grown at a 4.2% compounded annual growth rate from 1980 to 2001, and we expect the demand for vegetables and fruits to continue to increase as consumers become more concerned with their own health and more aware of the health and nutritional benefits of vegetables and fruits.

Hybridization

The development of seed crops takes place in several steps. The process begins with trait selection — choosing plants that have desirable characteristics such as high yield, nutritional content, flavor, size or natural resistance to a certain disease. Trait selection requires an extensive pool of germplasm and significant research and development.

Seed companies produce both hybrid and open-pollinated seeds. Open-pollinated seeds are pollinated by natural means and produce progeny with no significant variation from their parent lines. These types of seeds maintain traits indigenous to a specific parent line. In contrast, hybrid seeds are the first generation progeny of two different parent lines. The progeny of hybrid seeds possess hereditary characteristics of the parent lines and also contain enhanced performance characteristics superior to the parent lines. However, second generation seed produced by a hybrid will not inherit the enhanced performance characteristics of its hybrid parent. Therefore, hybrid crop growers generally purchase their seasonal seed requirements from seed companies in order to maintain the benefits of hybridization. In fiscal year 2004, approximately 74.3% of our net seed sales were hybrid seeds.

Because growers can realize increased yields and enhanced performance from hybrid seeds and because seed companies are the only source of hybrid seeds, seed companies can typically demand a premium for the hybrid seeds they produce. Virtually all vegetable seeds planted in the United States and Europe are hybrids. Moreover, developing countries are beginning to recognize the value of hybrids (including high yields and disease resistance) and are beginning to plant hybrid seeds as opposed to open-pollinated seeds.

New Opportunities

In addition to an overall increase in the demand for vegetables and fruits, we believe there will be an increase in demand for hybrid seeds for which growers will pay a substantially higher price due to the increasing number of benefits that hybridization can produce. These benefits include:

•	higher yields per acre,

•	greater uniformity,

•	greater resistance to pests, diseases and environmental conditions, and

•	improved quality, flavor and nutrition.

We believe all participants within the production and distribution chain, including growers, distributors, processors, and retailers, will drive demand for hybrid seeds.

Growers: As the amount of arable land in the world decreases and the demand for vegetables and fruits increases, we believe growers will pay a premium for seeds that increase productivity. The vegetable and fruit growers’ input-intensive cost structure makes growers particularly receptive to new products like hybrid seeds that can reduce input costs such as fertilizer, pesticides, and labor.

Distributors: In the production process, products move from the grower to the packer/shipper to the distributor and to the retailer, or products move directly from the grower to the processor. Costs are added at each stage in the distribution chain, reflecting both profit margin and product shrinkage due primarily to spoilage. Reducing spoilage presents a clear opportunity for seed companies to achieve premium pricing. Through traditional breeding and biotechnology, we have developed new seed varieties with enhanced shelf-life characteristics. Because these product enhancements can increase profitability at each step in the distribution chain, all distribution chain participants drive demand for these products.

Processors: Vegetable and fruit processors freeze, dehydrate, make into paste or can fresh vegetables and fruits into shelf-stable containers. Processors either produce their own vegetables and fruits or contract for their production with growers. A large portion of the costs associated with processing fresh vegetables and fruits is the vegetable and fruit itself and the energy required to freeze or heat the vegetable or fruit or to evaporate water. In addition, processing can result in the loss or neutralization of flavor components.

Accordingly, developing varieties of vegetable and fruit seeds with higher yields and reduced processing requirements while maintaining flavor components are important objectives for seed companies.

Retailers: Direct consumption by the end consumer of vegetables and fruits in the form that the farmer produces them facilitates premium pricing for higher quality products. Consequently, retailers continuously seek new vegetable and fruit products with desirable consumer qualities, including enhanced color, texture, sweetness, taste and nutritional benefits, which may command a premium price on the grocery store shelf.

Industry Complexities

In order to develop products in the seed industry, companies need access to a broad germplasm bank and adequate capital to develop products over long periods of time. The development of a broad germplasm bank requires the accumulation of hereditary materials over a period of years. Germplasm is scarce, expensive and must be refined to properly serve different markets. Furthermore, development cycles can last five to 12 years prior to launching a commercially viable product. Seed companies invest a considerable amount of capital in research and development to maintain a full product pipeline. Additional complexities in the seed industry include the need for global distribution, the difficulty of building established brands and the challenge of achieving economies of scale in mass production.

COMPETITIVE STRENGTHS

Leading Market Position

We believe that we are the leading provider of vegetable and fruit seeds in key regions including North America, Europe, Latin America, the Middle East and South Korea. In 2001 and 2002, we held a leading position in many of the regional markets for each of a wide variety of vegetable and fruit seeds, including tomatoes, beans, onions, watermelons, cucumbers, radishes, sweet peppers, lettuce, cabbage, spinach, cauliflower, squash and peas.

Global Presence and Worldwide Distribution

We have built a global presence through a series of ten acquisitions occurring between 1994 and 1998, enabling us to:

•	gain access to key technologies, patents and germplasm collections,

•	add developed and proven products to our portfolio, and

•	enter new and established markets.

We believe that through economies of scale in our global production and distribution system, we will be able to leverage our brands and product lines to increase sales and streamline costs. We currently market over 3,500 varieties of vegetable and fruit seeds in over 150 countries with production sites in 25 countries. By geographically diversifying, we can develop and produce seed varieties on a year-round basis, maximize yield, reduce inventory requirements and better ensure adequate supplies of our products.

Diverse Revenue Stream

We have approximately 16,000 customers in over 150 countries and territories. No customer accounted for more than 2.6% of our net seed sales in fiscal year 2004. Our ten largest customers accounted for approximately 13.0% of our net seed sales in fiscal year 2004. Furthermore, our customer base includes growers, distributors and dealers and is geographically diverse, with North and Central America representing 35.1% of our net seed sales in fiscal year 2004, and Europe, the Middle East and Africa representing 45.4% of our net seed sales during the same period. Our product portfolio is also diverse, with no seed variety accounting for more than 1.2% of our net seed sales in fiscal year 2004.

Strength in Research and Development

We are a leading innovator in the global vegetable and fruit seed industry. We employ a staff of more than 611 full-time people employed in research and development functions, including 120 individuals with Ph.D. and M.S. degrees, who conduct a global research effort from 53 locations around the world. Many of these research professionals are located in the same offices as our marketing and production staff to facilitate collaboration between our research teams and our sales, marketing and manufacturing departments and allow us to tailor our development efforts to meet the unique needs of local markets. Over the past four fiscal years, we have averaged approximately $49.7 million in annual research and development spending, which we believe is significantly higher than the research and development spending of other companies who compete in the vegetable and fruit seed industry.

Strength of Germplasm Bank

We own what we believe is the largest vegetable and fruit germplasm bank in the world. We view our collection of germplasm as our key strategic asset. Germplasm is the hereditary information contained in our seeds that determines the characteristics of vegetables and fruits, including:

•	input traits, such as resistance to pests and adverse weather conditions;

•	system traits, such as long shelf life, reduced spoilage and enhanced processing capability; and

•	output traits, such as crop yield, color, texture, flavor, ready-to-eat convenience and nutrition.

Our germplasm bank includes over 1.5 million breeding lines developed from a combined 600 years of worldwide breeding activity. We believe that the combination of our germplasm bank and our research and development capabilities is a competitive advantage in developing and marketing better products.

Brand Strength and Long Operating History

We market full lines of seeds under the Asgrow, Petoseed, Royal Sluis and Seminis brands. The Asgrow, Petoseed and Royal Sluis brands have each been in existence for over 50 years. We believe that Asgrow, Petoseed and Royal Sluis are well recognized in the industry and in their markets for consistently developing and marketing high quality seeds for most major vegetable and fruit species. We also market seeds through five regional or specialty brands, which are targeted to respond to the demands of local markets. We believe that our brands rank among the leading brands worldwide in the vegetable and fruit seed markets.

Growing Demand for Our Products

We believe that demand for our products will increase as world population and health awareness grow. The United Nations projects that world population will increase by 41.3% to 8.9 billion from 2002 to 2050. In addition, we believe that increased awareness of the nutritional benefits of vegetables and fruits will have a positive impact on the demand for our products. Vegetables and fruits are valuable in meeting basic nutritional needs and in preventing disease. We expect that the growing worldwide population and increasing health awareness will drive continued growth in the vegetable and fruit market.

BUSINESS STRATEGY

Our business strategy is to focus on the following key initiatives:

Continue Leadership in Product Development

We intend to continue to produce innovative and value-added products to increase revenue and improve cash flows. We plan to achieve this goal by leveraging our germplasm bank and our research and development capabilities to develop products that are profitable and that cater to local tastes and preferences. We intend to continue to develop products that will meet the demand for a growing population under the constraints of a declining amount of arable land.

Increase Revenue and Profitability Through Value Capture

We are implementing the following product development and pricing strategies to capture additional farmgate and retail value:

Existing Products

•	Comprehensive and detailed market and product analysis to fully understand existing product differentiation and market position

•	Price adjustments based on product traits and competitive characteristics

New Products

•	Focused research and development on differentiated seed products targeting high-value end markets

•	New product launches at significant price premia to precursor products

Consumer-Oriented Products

•	Development of new products that emphasize traits such as nutrition, convenience and taste in response to consumer demand

•	Marketing directly to vegetable and fruit distributors, processors and retailers highly differentiated products with consumer-oriented traits

•	Pricing model that includes a seed price increase to the farmers whose demand for the seed is dictated by the distributor, processor or retailer, and a contractual royalty agreement with the distributor, processor or retailer

Leverage Our Global Production and Distribution System

Because we grow and produce seeds all over the world, our portfolio of production facilities and our network of growers reduce the effects of adverse conditions in a given geographic region. We have the ability to shift production to utilize different seasons/climates throughout the world to accelerate product development. Our global distribution system enables us to learn about and understand distinct farming communities throughout the world. This specialized knowledge allows us to monitor and understand the local markets and to develop products on a global basis for local preferences. We will continue to gather market information for new product development and expand our distribution system into new markets.

OPERATING IMPROVEMENT INITIATIVES

We have instituted a number of initiatives to improve our operating performance:

Optimize Global Research and Development

In 2001, we focused on optimizing our global research and development organization by consolidating our research based on categories of breeding families. To implement this initiative, we:

•	eliminated product redundancies,

•	aggregated and leveraged our previously decentralized global germplasm bank,

•	developed a single product pipeline per market,

•	enhanced regional and global teamwork,

•	eliminated brand-based internal competition, and

•	strengthened linkage to market opportunities by enhancing cross-functional collaboration within our company from the development of new products to the marketing of these products.

These changes have enabled us to better align our research and development efforts with the needs of customers in our end markets and to implement our value capture strategy.

Enhance Seed Supply and Inventory Control Management

Inventory surplus resulting from competition and market changes, shelf life expiration and overproduction represents an intrinsic risk in our business. In 1998, we began to design and implement proprietary systems and processes to minimize surpluses and shortages, including the development of an in-house forecasting program that we have implemented at the salesperson level. Over the next several years we continued this design and implementation effort. In 2002, we initiated a seed supply management program in order to minimize both stock-outs and inventory surplus, and to optimize the location of world production based on quality, time, cost and volume. We have also hired inventory risk managers and a forecast accuracy team to ensure that our sales and production forces meet their seed supply management objectives. We believe these new tools and procedures have helped to reduce the forecasting volatility inherent in our business and will minimize the level of normalized annual inventory write-offs.

PRODUCTS

We currently market approximately 3,500 varieties of seeds within 60 species. In fiscal year 2004, we sold approximately 74.3% of hybrid seed and 25.7% of open-pollinated seed. The table below summarizes our fiscal years 2004, 2003 and 2002 net seed sales by product family:

Net Seed Sales by Product Family

	Percentage of	Percentage of	Percentage of
	Fiscal Year 2004	Fiscal Year 2003	Fiscal Year 2002
Product Family	Net Seed Sales	Net Seed Sales	Net Seed Sales
Solanaceous (tomato, pepper, eggplant)	28.6%	29.0%	30.0%
Cucurbits (melon, cucumber, pumpkin, squash)	22.5	23.0	23.2
Large Seed (beans, peas, sweet corn, okra)	15.7	16.0	15.0
Brassica (broccoli, brussels sprouts, cabbage, cauliflower, bok choy, chinese cabbage, radish)	12.7	13.0	11.8
Root and Bulb. (onion, leek, beet, carrot)	10.9	10.0	10.6
Leafy and Other (lettuce, spinach, celery)	9.6	9.0	9.4

Total	100.0%	100.0%	100.0%

The following are several examples of our strongest performing products:

•	Hybrid Sweet Pepper (North and Central America) — Represented 1.2% of our net seed sales in fiscal year 2004 ($5.9 million). This product provides to growers high quality fruits with high yields, and resistance to local bacterial diseases, and adapts well to its environment.

•	Hybrid Processing Tomato (Primarily in Southern Europe) — Represented 1.1% of our net seed sales in fiscal year 2004 ($5.8 million). This product is attractive to growers because of its propensity for higher yield, adaptability and high processing quality.

•	Bean Variety (North America, Europe, and North Africa) — Represented 1.0% of our net seed sales in fiscal year 2004 ($5.1 million). This product is attractive to growers because of its high yield, adaptability and quality.

Sales and Marketing

We sell our products worldwide using a wide range of distribution strategies involving direct sales, dealers, distributors and importers. Largely driven by local market needs, our distribution strategy for each geographic region is designed to maximize the sales penetration of our products. Our net seed sales for the fiscal years 2004, 2003 and 2002 were $507.4 million, $461.0 million and $432.3 million, respectively, and their percentages to net sales were 96.5%, 96.6% and 95.5%, respectively.

Our product sales are widely diversified geographically, with Europe representing the largest percentage of total sales outside of North and Central America. The table below illustrates the geographic diversification of our worldwide seed sales during fiscal year 2004, 2003 and 2002.

Net Seed Sales by Region
	Fiscal Year 2004	Percentage of	Fiscal Year 2003	Percentage of	Fiscal Year 2002	Percentage of
	Net Seed Sales	Fiscal Year 2004	Net Seed Sales	Fiscal Year 2003	Net Seed Sales	Fiscal Year 2002
Geographic Region	(in millions)	Net Seed Sales	(in millions)	Net Seed Sales	(in millions)	Net Seed Sales
North and Central America	$178.0	35.1%	$166.0	36.0%	$165.7	38.3%
Northern, Eastern, and Southern Europe, Middle East and Africa	230.4	45.4	200.9	43.6	170.0	39.3
South America	32.0	6.3	30.1	6.5	31.7	7.4
Asia Pacific	52.9	10.4	49.8	10.8	54.9	12.7
West Asia	14.1	2.8	14.2	3.1	10.0	2.3

Total	$507.4	100.0%	$461.0	100.0%	$432.3	100.0%

While approximately 39.0% of our net seed sales in fiscal year 2003 were made directly to growers, we also foster close relationships with dealers and distributors. Where there is a market need, we use these dealers and distributors as an outside direct sales force. Dealers and distributors enable our products to reach growers in areas where there are geographic or other constraints on direct sales efforts. We are highly selective in choosing the dealers and distributors that represent our brands. We select dealers and distributors based on shared vision, technical expertise, local market knowledge and financial stability. In addition, we build dealer/distributor loyalty through an emphasis on service, access to breeders, joint trials, ongoing training and extensive promotional material support. No single dealer or distributor accounted for greater than 2.6% of our total sales in fiscal year 2004.

Product Development

We rely heavily on plant breeding supplemented with molecular and cellular technology to create new product innovations. We focus our internal product development activities on products that are likely to have practical market applications, create significant market value, command premium pricing and capture leading local market share.

We currently own or co-own 63 patents (issued and allowed) and have 77 patents pending in such areas as varieties, germplasm, virus resistance, product quality, breeding technology, gene expression, cell selection and resistance genes. A total of 7 patents were issued and 13 new patent applications were filed in fiscal year 2004, with 12 patents issued and 13 new patent applications filed in fiscal year 2004 and one patent issued and 1 new patent application in the running fiscal year 2005. In addition, we have protected more than 385 varieties under plant variety protection laws and we have more than 245 applications for plant variety protection pending.

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

During fiscal year 2004, our new product sales (products launched commercially in the last 3 years plus the current year and products in development “Phase 1 – adoption” and “Phase 2 – demonstration”) represented approximately 20% of revenue.

Product Development Platform

We conduct research and development activities in 53 locations throughout the world, including 15 in North America, 10 in Europe, 2 in the Middle East, 4 in South and Central America and 22 in Asia. By diversifying our research and development geographically, we are able to take advantage of local breeding resources and many different microclimates. We are also better able to tailor our products to local tastes and preferences.

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

We incurred $51.1 million, $48.4 million, $44.3 million, $52.5 million and $58.4 million of expenses related to research and development during fiscal years 2004, 2003, 2002, 2001 and 2000, respectively. The research and development expense in fiscal year 2004 was reduced by $2.5 million of depreciation expense due to the impact of purchase accounting that was discussed in the overview and outlook sections. We have an extensive research and development staff with over 611 full-time people employed in research and development functions, including over 120 professionals with Ph.D. or M.S. degrees, including 78 plant breeders, 13 biotechnologists and 18 pathologists. Our plant breeding staff is structured by groups of related crops (families). Within each family, breeding is further structured by species to enhance product development efficiencies and adequately respond to changing consumer demands and preferences. All plant breeders have access to technology developed from our biotechnology, biochemistry and pathology laboratories. We provide incentives to our breeders to ensure that our new products are targeted at viable markets.

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

Breeding — We maintain significant breeding programs for 28 major vegetable and fruit species that yielded nearly 100 commercial varieties and more than 500 pre-commercial products in fiscal year 2004. Our breeding strategy is to create vegetable and fruit hybrids and varieties with combinations of traits that are superior to principal competitor hybrids and varieties that meet or anticipate the changing demands of the market. These improved traits provide more economical production, improved yields, superior disease resistance, environmental tolerance, longer shelf life, superior processing characteristics and consumer benefits such as improved taste, appearance, nutrition, ready-to-eat convenience and health benefits.

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

Plant Pathology — Vegetables and fruits are susceptible to diseases that can affect yield as well as quality of the final product. In order for our plant breeders to develop vegetable and fruit varieties resistant to diseases, we believe we have established the largest plant pathology group in the industry to identify and understand diseases important in vegetables and fruits. With 18 scientists in a network of laboratories throughout the world, we are currently working on more than 200 different diseases, targeting those that have the greatest impact on commercial vegetable and fruit production.

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

Strategic Relationships

We actively develop collaborations to acquire technologies applicable to vegetables and fruits from private companies, research institutions and leading universities. Either directly or through Savia, we have approximately 130 technology agreements providing access to germplasm, genes, technology, patents and proprietary knowledge. We believe that our investment in technology agreements and collaborations reduces the cost and risk normally associated with new product development, as we utilize collaborators for most of our basic research. We typically share the value created as a result of our agreements and collaborations with our partners once a product reaches commercialization.

Production and Operations

We typically contract with seed growers to produce 85-90% of our seeds. The balance is produced on company-owned farms. We provide the producer with male and female “parent” lines for hybrid varieties and basic stock seed for open pollination varieties, which are multiplied into commercial quantities. The grower returns the seeds to one of our operations facilities for cleaning, quality control, packaging and climate-controlled storage prior to sale to the customer.

Our seeds are produced both domestically and internationally in 25 countries in the Northern and Southern Hemispheres to mitigate growing risks associated with weather or disease in any one region and to replicate local growing conditions. In the United States, we produce seeds in Arizona, California, Idaho, Oregon and Washington through contract production with high-quality, dependable growers. Seeds are produced internationally through subsidiaries in Argentina, Brazil, Chile, France, Guatemala, Hungary, Italy, Mexico, New Zealand, Peru, South Africa, South Korea, Thailand and the Netherlands and through exclusive agents using our proprietary technology in Australia, Bolivia, China, Denmark, Ecuador, India, Italy, Latvia, New Zealand, South Africa, Tanzania, Turkey and South Vietnam.

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

We have main processing facilities in California, Idaho, Washington, Chile, Italy, Hungary, the Netherlands and South Korea and auxiliary processing centers in France, South Africa, Thailand, Brazil, New Zealand and India. The location of our seed processing centers is intended to facilitate the flow of seeds from production areas to major markets. Our planning department utilizes a specially designed logistics system, which integrates the planning functions in production, operations and sales. The implementation of this system has provided real time information about inventory from crop in ground to finished and available inventory for sales over a four-year time horizon.

Quality Assurance

Quality Assurance (QA) oversees an extensive program that is designed to build quality into the seed, beginning at the breeder level, continuing through production, processing and sale of the commercial seed. This group conducts extensive testing of our seed to confirm genetic purity and identity, both in the field and through molecular techniques, fieldwork in molecular purity, hybridity and identity analysis, as well as germination and physical purity evaluations. We also test the general health of the seed. Our Seed Health labs in Enkhuizen, Holland and Woodland, USA, have been recently accredited by the NAKT and National Seed Health System, respectively, confirming the consistent and industry wide procedures applied in our own testing.

Over the last year, two groups were incorporated into the QA group to account for “process technology” in both Production and Operations. These two groups are focused in identifying, developing, implementing and improving technologies that will contribute to the delivery of a high quality product.

QA sets guidelines for the production and operations process, as well as monitors the correct application of procedures. In addition, this group interacts with our customers to ensure their satisfaction with our products and services, gathering analyzing and disseminating quality-related information to all our internal areas involved in the supply chain. As a result, we capitalize on the experience and historical information available to us across regions and functions.

Seasonality

The seed business is highly seasonal. Generally, net sales are highest in the second fiscal quarter due to increased demand from Northern Hemisphere growers who plant seed in the early spring. We recorded 33.5% of our fiscal year 2004 net sales during our second fiscal quarter. We have historically operated at a loss during the first and third fiscal quarters due to lower sales during these quarters. Our results in any particular quarter should not be considered indicative of the results for a full year. For these reasons, a sequential quarter to quarter comparison is not a good indication of our historical performance or of how we will perform in the future.

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

INTELLECTUAL PROPERTY

We use a wide array of technological and proprietary processes to enhance our germplasm and product development programs. These technologies and proprietary processes enable us to create novel product concepts and reduce the time to market by, in many cases, two to five years. Our patents are important to our business. We file for patents on technology that is patentable, although we do not file for patents on all potentially patentable technologies. We currently own or have pending patents in such areas as virus resistance, product quality, breeding technology, gene expression, cell selection and resistance genes, including 63 issued or allowed patents in Australia, Canada, China, the European Union, France, Germany, Great Britain, Italy, Japan, Mexico, the Netherlands, New Zealand, South Africa, South Korea and the United States. We currently have 74 patent applications filed or pending, in Argentina, Australia, Brazil, Canada, Chile, China, the European Union, Hungary, India, Israel, Japan, Mexico, Morocco, New Zealand, Romania, South Korea, Spain, Thailand, Turkey, the Ukraine and the United States. Furthermore, we have 3 Patent Cooperation Treaty (“PCT”) applications pending in which we assigned a number of designated countries. Based on the international preliminary examination reports and considering the seed markets of these countries, we will decide in which of those countries to enter the national phase.

Intellectual property rights protect our products and technologies from use by competitors and others. Intellectual property rights of importance for us include utility patents, plant variety protection (PVP) certificates under plant variety protection laws, trademarks and trade secrets. The protection of our germplasm and varieties through patents and PVP certificates is focused on open-pollinated varieties, parental lines, traits and gene technologies related to hybrid varieties, novel traits, novel breeding technologies, molecular markers and disease resistance.

In the United States, the European Union, Japan and many other countries, plant varieties can be protected under laws which grant rights to plant breeders to protect their seeds, including the right to prevent third parties from importing or exporting, storing, processing, reproducing or selling protected varieties within the territory of protection. We have protected 385 plant varieties under plant variety protection certificates or plant variety right certificates in the United States, the European Union and other countries, with a total of more than 441 PVP certificates granted. Additionally, we have more than 245 applications for plant variety protection pending, mostly in the United States and the European Union.

Apart from obtaining patent and PVP protection Seminis has developed a corporate policy to protect its proprietary and confidential information such as trade secrets. New corporate policies specifically addressed to each functional area of Seminis and concerning the protection of our intellectual property are being implemented in each of the different functional areas. The objectives of the trade secret policy are to prevent disclosure of sensitive information and to protect the company’s legal interests if its trade secrets are appropriated.

We have recently consolidated the registration and maintenance of trademark functions in our legal department. We own a large portfolio of trademarks, including 650 registrations and applications in more than 99 countries throughout the world.

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

Phytosanitary Certification

The purpose of phytosanitary requirements is to prevent the spread of plant diseases that can be carried on seeds or other plant tissue. Each seed producing country has agricultural inspectors that check the seed crops for the presence of specified diseases. After these crops are harvested, laboratory tests are also conducted to ensure that the seeds are clean and free of impurities. Having passed the inspection and lab tests, the department or ministry of agriculture of the producing country issues a phytosanitary certificate stating that the seeds are free of specified diseases. Importing countries then allow the seeds to cross their borders on the basis of these certificates.

Labeling of Genetically Engineered Products

There are no worldwide, accepted regulations for genetically engineered products. Consequently, we are required to seek and obtain regulatory approvals in each country where such seeds will be sold or where the harvested produce will be exported. In the European Union and Switzerland, labeling of genetically engineered products is mandatory, whereas in other countries, such as Canada and the United States, labeling is required only if there is a compositional change or a health risk associated with the product. Japan, Australia and New Zealand now also require labeling. Other regions where we sell products either have labeling requirements similar to the United States or have no labeling requirements. We believe we comply with the labeling requirements of each country in which we conduct business.

Environmental Regulation

Our worldwide operations are subject to a broad range of environmental, health and safety laws, regulations and standards. These laws, regulations and standards are related to, among other things, air emissions, waste water discharges, the use and handling of hazardous materials, product labeling, waste disposal practices, cleanup of environmental contamination and the use of chemicals in our agricultural growing operations.

Although we are unable to predict which environmental legal requirements may be adopted in the future, we have not made and do not anticipate making material expenditures with respect to environmental protection. The compliance cost associated with environmental legal requirements, however, could result in future additional costs to operations.

EMPLOYEES

As of September 30, 2004, we had approximately 2,910 employees. We believe we have good relations with our employees.

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

We maintain 19 facilities throughout the world, equipped to handle activities such as seed harvesting, cleaning, sizing, treating, testing and packaging. In addition to our worldwide headquarters, we own and operate production and processing facilities in Idaho, Washington, Chile, France, New Zealand, South Africa, South Korea, Thailand, the Netherlands, Brazil, Italy, India and Hungary.

We conduct our research primarily at five company-owned research centers in France, Italy, South Korea, the Netherlands and the United States.

Item 3. Legal Proceedings

In mid-October 2003, Seminis was notified by the University of California at Davis (UCD) that 20 grams of tomato seed donated to the university in 1996 by Petoseed (acquired by Seminis) for research purposes was believed to be bioengineered seed. UCD had grown a seed crop from this seed and distributed 30 samples (each including about 25 seeds) to researchers and horticulturists in the United States and abroad over the past seven years. UCD, Seminis and the recipients of this seed were unaware that these seeds carried a biotech trait. Seminis and UCD have investigated this matter, and it is unclear when or where the seeds were mislabeled.

The biotech trait involved here, known as the PG-gene, had been cleared for human consumption by the Food and Drug Administration in 1994, and a different seed variety with this trait was planted commercially until 1999. Federal regulators say there’s no evidence that the seed in this instance was used for anything other than research.

Seminis and UCD worked with the U.S. Department of Agriculture, as well as similar local agencies in the countries where seed was sent to determine what happened and what actions, if any, needed to be taken. The USDA has now closed its investigation with a minor fine paid by Seminis, and an update to Seminis’ seed handling training.

In January 2002, melon growers in Costa Rica notified us that our Dorado melon seeds were infected with Watermelon Fruit Blotch. Growers who purchased the infected Seminis seeds and growers whose crops were infected by the bacteria that spread from crops grown with the infected Seminis seeds have claimed damages against us. The claims related to those growers who purchased Seminis seeds have been settled for approximately $5.8 million, of which approximately $2.6 million was recovered under our errors and omissions insurance policy and the remainder of the settlement was paid by us by July 2002. The claims related to the growers with infected crops total approximately $4.7 million and these claims are covered under our general liability insurance policy. We have finalized settlement of all of these claims, as well as finalizing settlements with our two general liability insurance carriers.

As part of the formation of LSL PlantScience, a joint venture between Seminis and LSL Biotechnologies, LSL Biotechnologies contributed certain agreements between LSL Biotechnologies and a third party. These agreements contain provisions that permanently restrict the third party from engaging in the development or marketing of open field tomato seeds having long-shelf-life characteristics in certain areas in the world, including North America. In September 2000, the Antitrust Division of the U.S. Department of Justice filed suit in the U.S. District Court for the District of Arizona against LSL PlantScience, LSL Biotechnologies and Seminis to delete these restrictive provisions. On March 29, 2002, the U.S. District Court dismissed without prejudice the action against LSL PlantScience, LSL Biotechnologies and Seminis. The U.S. Department of Justice appealed this ruling, but their appeal was denied by a panel of the Ninth Circuit Court of Appeals on August 11, 2004. The U.S. Department of Justice filed a Petition for Panel Rehearing and Suggestion for Rehearing En Bank on September 23, 2004, requesting that the panel’s decision be vacated, and the district court’s order reversed (U.S. v. LSL Biotechnologies, 9th Cir., No.
02-16472, 8/11/04).

In early 2000, we filed suit against Dietrich Schmidt, the former president of Seminis and the current president of United Genetics, a competitor of ours, United Genetics, and two former Seminis breeders, Ken Owen and Wei Ouyang, for trade secret misappropriation and breach of contract. We settled and paid this litigation with Mr. Schmidt and the other defendants and counterclaimants.

On December 17, 2002 and January 4, 2003, four purported class action lawsuits were filed relating to the acquisition transactions. Three of these actions — Garry Firth v. Alfonso Romo Garza, et al., Civil Action No. 20085, Boris Pozniak v. Alfonso Romo Garza, et al., Civil Action No. 20097 and Pablo Herranz v. Seminis, Inc., et al., Civil Action No. 20105 — were filed in the Delaware Court of Chancery (New Castle County), while the fourth, Mark Rosales v. Seminis, Inc., Case No. CIV216255, was filed in California Superior Court (Ventura County). Since that time, a fifth case, Haven Capital Management v. Alfonso Romo Garza, et al., Civil Action No. 20140 has also been filed in Delaware. In February 2003, the Firth, Pozniak, Herranz and Haven Capital cases were consolidated into one proceeding entitled In re Seminis, Inc. Shareholders’ Litigation, Consolidated C.A. No. 20140-NC, and the Haven Capital complaint was designated as the operative complaint in the consolidated lawsuit. That complaint names as defendants Savia, Seminis and its Directors. The Rosales (California) complaint names as defendants Seminis and its Directors. Both the Delaware consolidated action and the Rosales action purport to be brought on behalf of Seminis common stockholders or their successors. Both of these actions — which were brought prior to the public announcement of Seminis entering into the acquisition transactions Agreements — allege that the acquisition transactions, when consummated, would provide insufficient consideration to Seminis’ common stockholders and allege that the defendants breached their fiduciary duties in connection with the acquisition transactions. The complaints sought a preliminary and permanent injunction to enjoin the acquisition transactions and, since the acquisition transactions have been consummated, rescission and damages. On September 24, 2003, the parties reached a memorandum of understanding that settled all of the alleged claims, final settlement papers were prepared, signed, approved by the court, and entered. All settlement payments were distributed in fiscal year 2004.

During the last months of fiscal year 2002, Seminis’ subsidiary in Spain sold Boludo tomato seed to growers in the Canary Islands, Almeria, Murcia and Granada areas of Spain. Subsequently, some plantings with this seed showed symptoms of the bacteria, Clavibacter michiganses, which can be seed borne, among other possible sources. Seminis has been conducting an investigation of the seeds and until July 31, 2003, all Seminis seed used in these plantings that had been tested, tested negative for the presence of the bacteria. Spanish authorities requested an analysis of all seed lots sold in the Canary Islands. On July 31, 2003, Seminis was notified that after analyzing 89 officially sealed samples of batches of Boludo seed, a single seed batch tested positive for the presence of the bacteria. Seminis believes that other factors that may cause the disease were present at the time of the infection, and could be responsible for, or contributing factors to, the presence of the bacteria and damage to the crops. These factors include, but are not limited to: poor sanitary practices in the growers’ fields (failure to remove debris from prior harvests); bacteria from sources other than Seminis that remained in the plantings from prior seasons; the practice of grafting, which can magnify the effects of minor outbreaks; failure to properly rotate crops from season to season; and third-party sources (different strains) of the disease that may have been present. Seminis continues to investigate this matter vigorously, in particular investigating the single positive test result, which is inconsistent with the findings of all of the other independent laboratories’ test results obtained from testing officially sealed batches samples of Seminis seed. Tomato growers may initiate legal claims against Seminis alleging that Seminis seeds were the source of the bacteria and claiming significant damages and Seminis cannot predict the outcome of any such claim, if initiated. As part of its customer relations initiatives, Seminis has entered into a $2.9 million settlement of this matter with growers in Almeria, and continues to work with its insurance carriers and counsel to investigate and close out this matter in other locations in Spain.

We are involved from time to time as a defendant in various other lawsuits arising in the normal course of business. We believe that no current claims, individually or in the aggregate, will have a material adverse effect on our business, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 4A. Executive Officers of the Registrant

The following table sets forth the names, ages and positions for each of Seminis’ Directors and executive officers.

Name	Age	Position
Alfonso Romo Garza	54	Chairman of the Board of Directors and Chief Executive Officer
W. Dexter Paine, III	44	Vice Chairman of the Board of Directors
Bruno Ferrari	43	Director, and President and Chief Operating Officer
Saul A. Fox	51	Director
Eugenio Garza Herrera	48	Director
Bernardo Jimenez	51	Director, Secretary and Executive Senior Vice President and
		Chief Financial Officer
Kevin Schwartz	30	Director
Charles Edward Green	61	Senior Vice President, Research and Development
Mateo Mazal	53	Senior Vice President, Human Resources and Information
		Technology
Gaspar Alvarez Martinez	49	Vice President, Finance and Worldwide Corporate Comptroller
Jose Manuel Madero	36	Vice President, Supply-Delivery Chain
Juliet L. Ream	41	Chief Legal Counsel and Assistant Secretary

Alfonso Romo Garza is the Chairman of the Board of Directors and Chief Executive Officer. Mr. Romo has been the Chairman of Seminis’ Board of Directors since October 1995, and Chief Executive Officer of Seminis since January 1, 2000 and President from April 2003 to August 2004. Mr. Romo has been Chairman of the Board of Directors of Pulsar, a private holding company since 1984. Mr. Romo has also been the Chairman of the Board of Directors and Chief Executive Officer of Savia, a holding company, since 1988, and the Chairman of the Board of Directors of Seguros Comercial America, S.A. de C.V. since 1989. Mr. Romo is also a Director of Cementos Mexicanos, S.A. de C.V., a cement company, and Gruma S.A. de C.V., a corn flour and tortilla producer.

W. Dexter Paine, III became Vice Chairman of the Board of Directors of Seminis in September 2003. Mr. Paine was a co-founder of Fox Paine & Company, LLC and has served as President since its inception in 1997. From 1994 until founding Fox Paine & Company, Mr. Paine served as a senior partner of Kohlberg & Company. Prior to joining Kohlberg & Company, Mr. Paine served as a general partner at Robertson Stephens & Company. Mr. Paine has served as Chairman of the Board of Directors of WJ Communications, Inc. since January 2000 and as a Director of Alaska Communications Systems Group, Inc. since May 1999.

Bruno Ferrari became President and Chief Operating Officer in August 2004. Mr. Ferrari has been a Director of Seminis since September 2003. He served as the Executive Senior Vice President, Worldwide Commercial from March 2003 until August 2004, and was Executive Senior Vice President, Europe, Middle East and Africa of Seminis from November 2000 until March 2003. Mr. Ferrari was Senior Vice President of Legal and Human Resources of Seminis from January 1997 until November 2000.

Saul Fox became a Director of Seminis in September 2003. Mr. Fox was a co-founder of Fox Paine & Company and has served as Chief Executive Officer since its inception in 1997. From 1984 until founding Fox Paine & Company, Mr. Fox was at Kohlberg Kravis Roberts & Co. or KKR. Mr. Fox was a senior general partner of KKR prior to retiring from the firm to form Fox Paine & Company. Prior to joining KKR, Mr. Fox was an attorney at Latham & Watkins, a law firm headquartered in Los Angeles, California. Mr. Fox has served as a Director of WJ Communications, Inc. since January 2000 and as a Director of Alaska Communications Systems Group, Inc. since May 1999.

Eugenio Garza Herrera has been a Director of Seminis since August 2002. He is the Chairman of the Board of Directors and Chief Executive Officer of Xignux, a private group of companies specializing in manufacturing and distribution of electrical, automotive, metal works, chemical and food products. Mr. Garza is also Chairman of the Board of Directors of Xignux Yazaki, Grupo Primex, Qualtia Alimentos (a joint venture with Sara Lee Corporation), Prolec-GE (a joint venture with General Electric Company) and Tisamatic Internacional (a joint venture with Auburn Foundry, Inc.). Mr. Garza also serves on the Board of Directors of ING Mexico, Grupo Lamosa, Grupo IMSA, the regional board of directors of Banco Nacional de Mexico (BANAMEX), the Instituto Tecnologico y de Estudios Superiores de Monterrey and the Universidad de Monterrey. He is also a member of Consejo Mexicano de Hombres de Negocios (Mexican Businessmen Council).

Bernardo Jimenez has been a Director of Seminis since October 1995 and became our Chief Financial Officer and Secretary in September 2003. Mr. Jimenez has been a Director of Savia since April 2000 and Chairman of the Board and Chief Executive Officer of Bionova from October 1996 until November 2002.

Kevin Schwartz became a Director of Seminis in September 2003. Mr. Schwartz has been a vice president of Fox Paine & Company since 2002. Prior to joining Fox Paine & Company, Mr. Schwartz worked at Fremont Partners, a private equity investment firm, from 2000 until 2002; American Industrial Partners, a private equity investment firm, from 1999 until 2000 and Goldman Sachs & Co., an investment-banking firm, from 1997 until 2000.

Dr. Charles Edward Green serves as Senior Vice President, Research and Development. Dr. Green has been Senior Vice President, Research and Development since November 1999. He previously directed new technology development at Seminis from 1996 to 1999.

Mateo Mazal serves as our Senior Vice President, Human Resources and Information Technology. Mr. Mazal has been Senior Vice President, Human Resources and Information Technology since April 2003. He has been a Director since January 2002. He was the Corporate Director of Marketing of Pulsar from 1995 to 2001; and was the Corporate Director of Marketing and Human Resources of Pulsar from 2001 to 2003.

Gaspar Alvarez Martinez serves as Vice President, Finance and Worldwide Corporate Comptroller. Mr. Alvarez has been Vice President, Finance and Worldwide Corporate Comptroller since December 2000 and was Worldwide Finance Director of Seminis from January 2000 to November 2000. Prior to joining Seminis, Mr. Alvarez served as a Director of Controlling and Financial Planning at Savia from 1997 to 1999 and Finance General Manager at Savia from 1995 to 1997.

Jose Manuel Madero serves as Vice President, Supply-Delivery Chain. Mr. Madero has been Vice President, Supply-Delivery Chain since April 2003, and was Vice President of Seminis from August 2002 to April 2003. Mr. Madero was Managing Director of Pastelerias Monterrey, a food services company, from April 2001 to August 2002. He has also served in various management and project coordination positions for Pulsar since January 1997. Mr. Madero is the first cousin of Mr. Romo, our Chairman and Chief Executive Officer.

Juliet L Ream has served as Assistant Secretary since September 2003 and as Chief Legal Counsel since November 2002. Ms. Ream was Senior Technology/IP Counsel for Kinko’s, Inc. from October 2000 to April 2002, and was Assistant General Counsel for Candle Corporation, a software company from July 1997 to October 2000.

PART II

Item 5. Market Price of the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET INFORMATION FOR COMMON STOCK

There is no public trading market for the Company’s Common Stock.

HOLDERS

As of December 15, 2004, there were approximately 18 holders of our Common Stock.

DIVIDENDS

We did not declare any cash dividends on our Common Stock for fiscal year 2004. Our senior secured credit facility and the indenture governing our 10¼% senior subordinated notes restrict our ability to declare or make distributions on our Common Stock. Additionally, our senior secured credit facility and the indenture governing our 10¼% senior subordinated notes restrict the ability of Seminis Vegetable Seeds, Inc., our principal domestic operating subsidiary, to pay dividends to us. Subject to contractual restrictions contained in the indenture and our senior secured credit facility, any future determinations as to the payment of dividends on our Common Stock will be at the discretion of our board of directors and will depend on our financial condition, results of operations and such other factors as the board of directors deems relevant. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Senior Secured Credit Facility” and “–10¼% Senior Secured Notes.” ..

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information concerning equity securities of the Company that are authorized for issuance under all compensation plans (in thousands, except per share data).

Plan Category	Number (a)	Weighted-Average (b)	Number (c)
Equity compensation plans approved by security holders (d)	4,538.1	$3.10	2,432.7

(a)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.

(b)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights.

(c)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans excluding Securities Reflected in Column (a).

(d)	The Seminis Inc. 1998 Stock Option Plan, as Amended and Restated, was adopted by the Company in July 1999.

RECENT SALES OF UNREGISTERED SECURITIES

Not Applicable.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our historical consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

The selected historical consolidated financial data as of and for each of the fiscal years ended September 30, 2000 through 2004 have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future.

As a result of the acquisition transactions (see Notes 2 and 3 to our consolidated financial statements), which were consummated on September 29, 2003, the financial information below has been presented on a predecessor/successor basis. The predecessor periods include the 364 days ended (referred to herein as the “twelve months ended’’) September 29, 2003, and the fiscal years ended September 30, 2002, 2001 and 2000, while the successor periods include the fiscal year ended September 30, 2004 and the one day ended September 30, 2003.

The acquisition transactions are accounted for under the purchase method of accounting. In accordance with applicable accounting guidelines, the purchase price paid by Fox Paine for Seminis common stock and the related purchase accounting adjustments are “pushed down’’ and recorded in our financial statements. As a result of these adjustments, financial information presented for the predecessor and successor periods are not directly comparable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – acquisition transactions.’’

In February 2000, we initiated a Global Restructuring and Optimization Plan to streamline our operations, increase utilization of our facilities and improve efficiencies in our business. The key elements of this plan involved reorganizing our ten legacy seed companies into four geographical regions, selling and consolidating certain operation and production facilities, reducing headcount, rationalizing our product portfolio, implementing an advanced logistics management information system and divesting certain non-strategic assets. In connection with this plan we recorded pre-tax charges to our income from operations in fiscal year 2001. These charges are noted below and are described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Predecessor				Successor
				Twelve		Fiscal
				Months	Day	Year
		Fiscal Year Ended		Ended	Ended	Ended
		September 30,		Sep. 29,	Sep. 30,	Sep. 30,
	2000	2001	2002	2003	2003	2004
Income Statement Data(1):
Net sales	$474.4	$449.9	$452.6	$472.7	$4.7	$525.8
Cost of goods sold(2)	237.1	232.1	171.9	179.7	1.9	235.7

Gross profit	237.3	217.8	280.7	293.0	2.8	290.1
Operating expenses:
Research and development expenses(3)	58.4	52.5	44.3	48.3	10.7	51.1
Selling, general and administrative expenses(4)	222.6	191.1	174.9	215.0	0.9	194.8
Amortization of intangible assets(5)	30.4	28.0	17.0	16.3	—	8.0

Total operating expenses	311.4	271.6	236.2	279.6	11.6	253.9
Gain on sale of assets	10.0	0.6	6.0	1.9	—	4.3

Income (loss) from operations	(64.1)	(53.2)	50.5	15.3	(8.8)	40.5
Other income (expense):
Interest expense, net	(33.4)	(39.1)	(27.7)	(32.8)	1.2	(38.6)
Interest expense from preferred shares subject to mandatory redemption (6)	—	—	—	—	—	(7.1)
Foreign currency gain (loss)	(5.4)	1.7	(2.2)	1.4	—	7.0
Minority interest	(1.2)	(1.4)	(1.2)	(0.7)	—	(1.3)
Other income (expense), net	(1.3)	(2.5)	(0.8)	(1.5)	—	(4.4)
Income tax benefit (expense)	24.6	(40.0)	(2.5)	(5.8)	—	(12.4)

Net income (loss)(7)	$(80.8)	$(134.5)	$16.1	$(24.1)	$(7.6)	$(16.3)

	Predecessor			Successor
		Fiscal Year Ended		Fiscal Year Ended
		September 30,		September 30,
	2000	2001	2002	2003	2004
Balance Sheet Data (at period end):
Cash and cash equivalents	$22.5	$22.3	$36.8	$36.8	$116.9
Inventory	333.3	279.7	272.5	351.6	328.4
Total assets	998.0	835.4	800.0	707.2	777.7
Total long-term debt	349.1	316.4	250.0	401.3	450.6
Total debt	369.3	336.1	278.5	421.3	461.5
Mandatory redeemable stock:
Preferred stock	25.5	27.5	29.5	39.3	41.8
Total stockholders’ equity	450.9	319.7	337.5	83.9	72.8

(1)	The income statement data and the other data are based on financial information from the income statement, which includes the operating results for acquisitions and other transactions from the date thereof. As a result of these transactions, the results of operations and consolidated financial position thereafter reflect the effects of purchase accounting.

(2)	Cost of goods sold in fiscal years 2000 and 2001 included inventory write-downs related to our Global Restructuring and Optimization Plan that were in addition to the inventory provisions that we take in the ordinary course of our business. In fiscal year 2000, we recorded non-cash inventory write-downs of $18.4 million in connection with the consolidation of our facilities and additional non-cash, inventory write-downs of $24.5 million as a result of revised sales forecasts. In fiscal year 2001, we recorded non-cash inventory write-downs of $58.2 million as a result of the rationalization of our product portfolio from over 6,000 to just over 4,000 varieties of seed products and the implementation of more stringent quality standards. In fiscal year 2004, we recorded $47.4 million of non-cash inventory step-up amortization due to purchase accounting. See note 3 to our consolidated financial statements.

(3)	Research and development expenses in fiscal year 2000 included special breeder bonuses in the amounts of $2.1 million, designed to retain the services of breeder personnel. As a result of the acquisition transactions and associated purchase accounting treatment, a one-time $10.6 million in-process research and development charge has been recorded in the successor period for the day ended September 30, 2003.

(4)	Selling, general and administrative expenses included the following items:

(a)	asset impairment related to an intangible asset resulted in a charge of $6.4 million in fiscal year 2000;

(b)	restricted stock award plan charges related to a 2001 executive incentive program established for the specific purpose of incentivizing senior management to meet performance targets. The plan primarily awarded compensation in the form of shares of Seminis common stock when specific targets were met over a period of six quarters commencing March 31, 2001. The impact of this plan resulted in non-cash charges of $1.8 million and $5.8 million in fiscal years 2001 and 2002, respectively. The impact of this plan also resulted in cash charges of $0.8 million and $1.5 million in fiscal years 2001 and 2002, respectively. The restricted stock award plan was terminated at the end of fiscal year 2002;

(c)	management fees of $4.8 million in fiscal year 2004 were computed on the basis of 1% of net sales of previous fiscal year, payable to Fox Paine and Desarrollo Consolidado de Negocios, S.A. de C.V., an affiliate of Mr. Romo, while $0.1 million of reimbursable expenses for Fox Paine were also recorded;

(d)	severance charges related to our Global Restructuring and Optimization Plan impacted fiscal years 2000 and 2001 by $14.0 million and $12.0 million, respectively. A charge of $10.9 million associated with severance of an executive and other employees was recorded in the fiscal year ended September 30, 2003, of which $10.4 million was a cash charge. In fiscal year 2004, a charge of $3.1 million was recorded for employee severance;

(e)	facility consolidation costs of $3.1 million and $4.3 million incurred in fiscal years 2000 and 2001, respectively, were associated with our Global Restructuring and Optimization Plan;

(f)	in fiscal year 2000, we recorded $2.0 million of consulting fees in connection with the development of a new management information and product analysis systems and software program that was terminated in that year as part of our Global Restructuring and Optimization Plan. In fiscal year 2001, we incurred $3.3 million in advisory and consulting fees. $2.0 million of these fees were paid to our lenders, their advisors and legal counsel and our advisors and legal counsel in connection with the restructuring of our credit facility, and $1.3 million of these fees were paid to several consultants who advised us on certain aspects of our Global Restructuring and Optimization Plan. In fiscal year 2002 we incurred $0.8 million of consulting fees related to our Global Restructuring and Optimization Plan;

(g)	in the twelve months ended September 29, 2003, we recorded $26.9 million of legal and professional fees related to the acquisition transactions, a portion of which represented payments made by us to the advisors and legal counsel to the special committee of Seminis’ Board of Directors formed to evaluate the acquisition transactions. We also incurred $4.3 million of expenses related to the buy-out of options associated with the acquisition transactions. In the fiscal year ended September 30, 2004, we recorded $0.6 million of legal and professional fees related to the acquisition transactions,

(h)	in the fiscal year ended September 30, 2004, we recorded a non-cash charge of $1.1 million related to stock-based compensation to management, which represented 10% of the restricted stock units available when certain performance criteria are met; and

(i)	a compensation charge of $0.6 million was recorded in fiscal year 2004 as a special bonus related to a contractual agreement of an employee loan.

(5)	We ceased the amortization of goodwill due to our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” in fiscal year 2002.

(6)	Reflects a charge related to interest expense from preferred shares subject to mandatory redemption and accretion of warrants.

(7)	Net loss included an increase in income tax expense during fiscal year 2001 primarily related to a provision of a valuation allowance against the deferred tax assets arising from net operating loss carryforwards. Net income included a decrease in income tax expense during fiscal year 2002 primarily related to a $5.9 million U.S. tax refund and the utilization of net operating loss carryforwards.

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

RISK FACTORS

You should carefully consider the following risks, together with all other information included in this annual report. The realization of any of the risks set forth below could have a material adverse effect on our business, results of operations and future prospects:

•	We have experienced losses in the past and we may experience losses in the future.

•	The Company continues to invest in research and development in order to enable us to identify and develop new products to meet consumer demands. In fiscal year 2004, our investment in research and development before purchase accounting impact represented 10.2% of net sales. Despite investments in this area, our research and development may not result in the discovery or successful development of new products, which will be accepted by our customers.

•	The Company may not have the ability to protect its intellectual property due to the uncertainty of litigation and the ineffectiveness of the laws in some of the countries that the Company currently has operations, which could have a material adverse effect on our business, results of operations or financial condition.

•	A change in U.S. law protecting plant patents could limit or take away patent protection for the Company’s patented seeds, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company faces substantial competition due to technological advances by competitors such as other seed companies, pharmaceutical and chemical companies and biotechnology companies. Many of these companies have substantially greater resources than the Company. If a competitor introduces a competitively successful product, it could take years to develop a competitive seed variety, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company’s failure to accurately forecast and manage inventory could result in an unexpected shortfall or surplus of seeds, which could have a material adverse effect on our business, results of operations or financial condition.

•	Extreme weather conditions, disease and pests can materially and adversely affect the quality and quantity of seeds produced. There can be no assurance that these factors will not affect a substantial portion of the Company’s production in any year and have a material adverse effect on our business, results of operations or financial condition.

•	Defective seeds could result in claims and negative publicity, and the insurance covering claims may become unavailable or be inadequate, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company owns production and processing facilities in numerous countries throughout the world and markets its products worldwide. Accordingly, fluctuations in currency rates may affect the Company’s operating results and net income.

•	The Company’s business is seasonal.

•	Following the acquisition transactions, the Company has incurred substantially higher levels of debt.

•	The Company’s worldwide operation and products are highly regulated in the areas of safety and protection of human health and the environment. Compliance with these health and safety regulations can be costly.

The Company has made in this annual report and from time to time may make written and oral forward-looking statements. Written forward-looking statements may appear in documents furnished or filed with the Securities and Exchange Commission and in press releases. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. All statements contained in this annual report as to future expectations and financial results including, but not limited to, statements containing the words “plans,” “believes,” “intends,” “anticipates,” “expects,” “projects,” “should,” “will” and similar expressions, should be considered forward-looking statements subject to the safe harbor. The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes or results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of future information, future events or otherwise. The risks, uncertainties and assumptions regarding forward-looking statements include, but are not limited to, product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products; the impact of competitive products, pricing and advertising; constraints resulting from the financial condition of the Company, including the degree to which the Company is leveraged; general economic conditions in the United States and in markets outside of the United States served by the Company; government regulations; risks of loss of material customers; environmental matters; and other risks described in the Company’s Securities and Exchange Commission filings.

OVERVIEW

Acquisition Transactions

On September 29, 2003, the Company completed the acquisition transactions, which have a significant effect on the Company’s financial statements (see Notes 2 and 3 to our consolidated financial statements).

The Company’s results for the fiscal year and one day ended September 30, 2004 and 2003, respectively, reflect the effects of the acquisition transactions and are presented on a successor basis, whereas the results for the twelve months ended September 29, 2003 and the fiscal years ended September 30, 2002, 2001 and 2000 are presented on a predecessor basis. The acquisition transactions are accounted for under the purchase method of accounting. In accordance with applicable accounting guidelines, the purchase price paid by Fox Paine for Seminis’ common stock plus related purchase accounting adjustments are “pushed down” and recorded in Seminis’ financial statements.

The 75.1% of deemed assets acquired and liabilities assumed in connection with the acquisition transactions were originally recorded at their estimated fair market values based on an independent appraisal and 24.9% of the historical bases were carried over, however, these values were in excess of the proportionate purchase price paid by Fox Paine for 75.1% of Seminis’ common stock. Accordingly, the negative goodwill totaling $433.4 million was allocated against the value of non-current assets on a proportionate basis. The following summarizes the fair market values, subsequent adjustments and the adjusted carrying values of the net assets acquired as of September 29, 2003:

		FMV	24.9%	Negative	Adjusted Basis
	Historical	Of 75.1%	Carryover	Goodwill	As of
	Basis	Acquired	Basis	Allocation	September 29, 2003
Current assets, excluding inventory	$185,206	$139,017	$46,190	$—	$185,207
Inventory	279,680	283,107	69,751	—	352,858
Property, plant & equipment	166,943	125,308	41,635	(106,589)	60,354
Goodwill	106,056	—	—	—	—
Intangibles	51,533	331,693	12,852	(271,536)	73,009
In-process R&D	—	58,547	—	(47,929)	10,618
Other long-term assets	18,463	13,859	4,605	(7,338)	11,126
Current liabilities	(466,697)	(354,905)	(116,392)	—	(471,297)

	$341,184	$596,626	$58,641	$(433,392)	$221,875

The $73.2 million increase in inventory value was expected to be expensed as the inventory is sold over a 16 month period from the date of acquisition, based on an estimated inventory turn. It was changed to 18 months based on the actual inventory turn of fiscal year 2004. Intangible assets are amortized on a straight-line basis over periods between five and forty years.

At the consummation date of the Acquisition Transactions, existing in-process research and development projects were assessed. Projects were analyzed by stage of development and assigned success rates based on our historical experience of the probability that such projects would yield viable products. The weighted average stage of completion for our in-process research and development projects was 65%.

The time and capital required for the development of new products represent significant industry complexities in the vegetable and fruit seed industry. Development cycles can last five to 12 years for a proprietary variety to reach commercial viability.

In our forecasting model for each project, cash flows from revenues forecasted in each period were reduced by related expected expenses, capital expenditures and the cost of working capital. The discount rates applied to a project’s cash flows were approximately 22% — 24%, based on the level of risk associated with a particular project and the current return on investment requirements of the market.

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

OUTLOOK

The change in the basis of assets and liabilities, resulting from the acquisition transactions, will continue to impact the operating results of the Company. During the first six months of fiscal year 2005, gross margins will be lower, resulting from the amortization of the increased basis in inventory. The increase in inventory basis of $73.2 million, resulting from the purchase accounting adjustments made in connection with the acquisition transactions, are reflected in the statement of operations through decreased margins as the related inventory is sold. The balance of the related inventory is expected to be sold by March 2005. Approximately over the next eight years, operating expenses will benefit from an annual reduction in depreciation expense of approximately $7.6 million, which will reduce research and development, selling, general and administrative expenses. Our future results are expected to be adversely impacted by increased interest expense as a result of higher average debt levels outstanding coupled with higher interest rates.

The Company will continue to execute its Value Capture Strategy and will focus on opportunities, such as potential acquisitions, to achieve long term growth targets.

RESULTS OF OPERATIONS

     The table below sets forth Seminis’ results of operations data expressed as a percentage of net sales.

	Successor		Predecessor
	For the	For the	For the	For the
	Year	Day	Twelve Months	Year
	Ended Sep. 30,	Ended Sep. 30,	Ended Sep. 29,	Ended Sep. 30,
	2004	2003	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	55.2	59.6	62.0	62.0
Research and development expenses	9.7	2.8	10.2	9.8
In-process research and development	––	225.4	––	––
Selling, general and administrative expenses	37.1	18.3	45.5	38.6
Amortization of intangible assets	1.5	0.9	3.5	3.8

Total operating expenses	48.3	247.4	59.2	52.2
Gain on sales of assets	0.8	––	0.4	1.3

Income (loss) from operations	7.7	(187.8)	3.2	11.1
Interest expense, net	(7.4)	26.9	(6.9)	(6.1)
Interest expense from preferred shares subject to mandatory redemption	(1.3)	––	––	––
Other non-operating income (expense), net	0.3	(0.1)	(0.2)	(0.9)

Income (loss) from continuing operations before income taxes	(0.7)	(161.0)	(3.9)	4.1
Income tax expense	(2.4)	(0.4)	(1.2)	(0.5)

Net income (loss)	(3.1)%	(161.4)%	(5.1)%	3.6%

Year Ended September 30, 2004 Compared With Year Ended September 30, 2003

The results of operations for the year ended September 30, 2003, reflect the combined historical results for the twelve months ended September 29, 2003 (predecessor) and the one-day ended September 30, 2003 (successor).

Net Sales

Net sales increased 10.1% to $525.8 million for the year ended September 30, 2004 from $477.4 million for the year ended September 30, 2003. All regions reported higher sales this fiscal year compared to the previous fiscal year with improved sales in tomato, cucumber, beans, and pepper seeds, generally reflecting a higher level of prices for our products. In particular, North and Central America, Europe and the Middle East regions experienced the highest increases in net sales. During fiscal year 2004, our new products sales (products launched commercially in the last 3 years plus the current year and products in development (“Phase 1 — adoption” and “Phase 2 — demonstration”) represented approximately 20% of revenue. The increase in net sales was also due to $22.1 million of favorable currency fluctuations related to the strengthening of the Euro and South Korean Won versus the U.S. Dollar during fiscal year 2004 compared to the prior fiscal year. In constant dollars, stated at monthly average exchange rates for fiscal year 2003, and excluding non-seed sales, net seed sales would have increased 5.3%.

Gross Profit

Gross profit decreased 1.9% to $290.1 million for the year ended September 30, 2004 from $295.8 million for the year ended September 30, 2003. Gross margin was 55.2% and 62.0% for the years ended September 30, 2004 and September 30, 2003, respectively. The decrease was primarily due to the amortization of $47.4 million of inventory step-up, under purchase accounting treatment related to the acquisition transactions, which had a negative impact of 9.0% on the Company’s gross margin of fiscal year 2004, offset by an approximate 5% price increase. Our new product sales as described in net sales also contributed higher margins. The non-cash amortization charge will continue to have a negative impact on the gross profit through March 2005. In the absence of inventory step up charge, our gross profit would have improved due to higher prices supported by higher sales level.

Research and Development Expenses

Research and development expenses increased 5.7% to $51.1 million for the year ended September 30, 2004 from $48.4 million for the year ended September 30, 2003. This increase was primarily the result of approximately 5% increase in cost of living adjustments, $2.2 million of currency fluctuation from research and development expenses in Europe and South Korea during fiscal year 2004, offset by a $2.5 million decrease in depreciation expense related to the impact of the negative goodwill allocation as part of the acquisition transactions. As a percentage of sales, research and development expenses for the fiscal year ended September 30, 2004 decreased to 9.7% from 10.1% in the prior fiscal year. Investments in research and development are primarily related to plant breeding, proprietary technology, biotechnology, molecular and cell biology, and plant pathology in order to introduce innovative products to the marketplace in an efficient and cost-effective manner.

In-Process Research and Development

As a result of the acquisition transactions, a one-time $10.6 million in-process research and development charge, which was determined by an independent appraisal service, was expensed in the successor period for the day ended September 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 9.8% to $194.8 million for the year ended September 30, 2004 from $215.9 million for the year ended September 30, 2003. The $21.2 million decrease was primarily attributable to expenses related to the acquisition transactions incurred in fiscal year 2003. The main components of these acquisition expenses were related to $16.2 million in transaction fees, $7.1 million in fairness opinion fees, $3.7 million in exchange opinion fees, $4.3 million in expenses for the buyout of options, $10.9 million in severance, and $3.7 million in stock compensation. Excluding these acquisition transactions’ related expenses, selling, general and administrative expenses in fiscal year 2004 would have increased by $24.8 million from fiscal year 2003. The increase in fiscal year 2004 was primarily related to an approximate $8.1 million impact of currency fluctuations, $4.9 million of management fees, $3.1 million of severance expenses, $1.8 million of expenses related to contractual professional services, $1.1 million of non-cash compensation of restricted stock units, $0.6 million of compensation charge related to an early retirement of an executive agreement, $0.6 million of fees related to the acquisition transactions, and general cost of living increases, offset by $5.1 million of lower depreciation expense related to the impact of the negative goodwill allocation. As a percentage of sales, selling, general and administrative expenses for the fiscal year ended September 30, 2004 decreased to 37.0% from 45.2% in the last fiscal year.

Amortization of Intangible Assets

Amortization of intangible assets decreased 51.1% to $8.0 million for the year ended September 30, 2004 from $16.4 million for the year ended September 30, 2003. The decrease was primarily due to the purchase accounting impact to the intangible assets basis and amortization period, resulting in a lower amortization of $6.3 million in fiscal year 2004.

Gain on the Sale of Assets

The gain on sale of assets of $4.3 million for the year ended September 30, 2004 was primarily due to the sale of certain South Korean assets, a company-owned house in California and a property in France. For fiscal year 2003, the gain on sale of assets of $1.9 was primarily due to the sale of certain South Korean assets, a Salinas property and a company-owned house in California.

Interest Expense, Net

Interest expense, net, increased 45.2% to $45.7 million for the year ended September 30, 2004 from $31.5 million for the year ended September 30, 2003. The increase was primarily due to higher debt levels with higher interest rates and interest on the PIK preferred stock.

Other Non-Operating Income (Expense), Net

We had other non-operating income, including foreign currency gain, net, of $1.4 million for the year ended September 30, 2004 as compared to other non-operating expense, net, of $0.8 million for the year ended September 30, 2003. Other non-operating income, net, for the fiscal year ended September 30, 2004 consists primarily of foreign currency gain of $7.0 mainly from a United States Dollar denominated loan in Europe, offset by $3.8 million write-down of deferred loan fees resulting from the refinancing of the Company’s term loan in January 2004 and $1.3 million of minority interest expense. Other non-operating expense, net, for the year ended September 30, 2003 primarily consists of foreign currency gains of $1.4 million resulting from favorable currency fluctuations in South America and Europe and a United States Dollar denominated loan in the Netherlands, offset by $2.2 million of expenses from the write-off of deferred financing fees related to the early re-payment of our old syndicated credit facility and $0.7 million of minority interest expense.

Income Tax Expense

Income tax expense was $12.5 million or a 323.3% effective tax rate, for the year ended September 30, 2004 and $5.8 million or a 22.6% effective tax rate for the year ended September 30, 2003. The increase in the effective rate during fiscal year 2004 as compared to the prior year was primarily the result of non-deductible purchase accounting amortization and PIK preferred stock interest expense incurred during fiscal year 2004, with no comparable expense for the prior year. The tax valuation allowance and reserve for the year ended September 30, 2004 decreased by $9.4 million. The decrease in 2004 was primarily due to a reclassification of United States tax reserves of $6.6 million to the income taxes payable account related to tax contingencies for federal and state tax audits, the write-off of certain foreign tax credits totaling $2.6 million and the partial utilization of $2.3 million of NOLs in the Netherlands which had been fully reserved, offset by an increase to the valuation allowance of $5.6 million for current year losses in the United States for which no benefit has been recognized. In addition, in 2004, the Company reassessed the need for a valuation allowance associated with remaining NOLs in the Netherlands. Based on the trend of recent profits as well as projections of future taxable income, the Company determined that it was more likely than not that this deferred tax asset would be realized. Accordingly, the Company released $3.5 million of previously established valuation allowance.

Year Ended September 30, 2003 Compared With Year Ended September 30, 2002

The results of operations for the year ended September 30, 2003, reflect the combined historical results for the twelve months ended September 29, 2003 (predecessor) and the one-day ended September 30, 2003 (successor).

Net Sales

Net sales increased 5.5% to $477.4 million for the year ended September 30, 2003 from $452.6 million for the year ended September 30, 2002. The increase was due to $25.9 million of favorable currency fluctuations related to the strengthening of the Euro and South Korean Won versus the U.S. Dollar during fiscal year 2003 compared to the prior fiscal year, partially offset by a $2.0 million decrease reflecting the divestiture of a non-core business in January 2002. In constant dollars, stated at monthly average exchange rates for fiscal year 2002, and excluding the sales of the divested and phased out non-core businesses, net sales would have increased 0.3%. Despite a general seed price increase in all regions in which we compete, net sales were partially affected by a decrease in sales volume and product mix. This decrease was primarily due to weaker sales in the Far East that were attributable to a reduction of acreage for hot pepper varieties and demand for watermelon varieties and the decrease of certain carrot and hot pepper sales in the NAFTA region.

Gross Profit

Gross profit increased 5.4% to $295.8 million for the year ended September 30, 2003 from $280.7 million for the year ended September 30, 2002. Gross margin was 62.0% for the years ended September 30, 2003 and September 30, 2002. The margin was positively impacted by general seed price increases in all regions in which we compete, offset by the impact of product mix from the reduction of certain high margin products in the Far East.

Research and Development Expenses

Research and development expenses increased 9.2% to $48.4 million for the year ended September 30, 2003 from $44.3 million for the year ended September 30, 2002. The increase was primarily due to the currency fluctuation impact on research and development expenses denominated in the Euro and South Korean Won, and general increases from year to year.

In-Process Research and Development

As a result of the acquisition transactions, a one-time $10.6 million in-process research and development charge has been expensed in the successor period for the day ended September 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 23.5% to $216.0 million for the year ended September 30, 2003 from $174.9 million for the year ended September 30, 2002. The $41.1 million increase was primarily attributable to expenses related to the acquisition transactions. The main components of the these acquisition expenses were related to transaction fees in obtaining an exchange and fairness opinion and expenses for the buyout of existing options, severance and restricted stock. Excluding these transaction related expenses, selling, general and administrative expenses would have increased to $178.2 million primarily due to additional severance expense of $8.1 million and $12.2 million impact of currency fluctuations, offset by $7.3 million of restricted stock awards in fiscal year 2002, $3.3 million of expenses related to a divested business and general cost savings resulting from the Global Restructuring and Optimization Plan.

Amortization of Intangible Assets

Amortization of intangible assets decreased 4.2% to $16.4 million for the year ended September 30, 2003 from $17.1 million for the year ended September 30, 2002. The decrease was primarily due to the effect of latter stages of accelerated amortization of intangible assets related to purchase accounting prior to the acquisition transactions. The decrease was partially offset by the currency impact from the fluctuation of the South Korean Won on South Korea-based intangible assets.

Gain on the Sale of Assets

The gain on sale of assets of $1.9 million for the year ended September 30, 2003 was primarily due to the sale of certain South Korean assets, a Salinas property and a company-owned house in California. The gain on sale of assets of $6.0 million for the year ended September 30, 2002 was primarily due to the sale of a non-core business and asset sales of our South Korean subsidiary.

Interest Expense, Net

Interest expense, net, increased 13.6% to $31.5 million for the year ended September 30, 2003 from $27.7 million for the year ended September 30, 2002. The increase was primarily due to amortization of increased deferred financing fees and higher interest rates resulting from the amendment of the Company’s old syndicated credit facility in January 2003, partially offset by the effect of lower average debt balances. Interest expense, net, for the one day ended September 30, 2003 included $2.0 million of interest income related to the forgiveness of previously recorded interest payable to Savia, S.A. de C.V., our former majority shareholder.

Other Non-Operating Income (Expense), Net

We had other non-operating expense, including foreign currency gain (loss), net, of $0.8 million for the year ended September 30, 2003 as compared to other non-operating expense, net, of $4.2 million for the year ended September 30, 2002. Other non-operating expense, net, for the year ended September 30, 2003 primarily consists of foreign currency gains of $1.4 million resulting from favorable currency fluctuations in South America and Europe and a United States Dollar denominated loan in the Netherlands, offset by $2.2 million of expenses from the write-off of deferred financing fees related to the early re-payment of our old syndicated credit facility. Other non-operating expense, net, for the year ended September 30, 2002 primarily consists of foreign currency losses of $2.2 million resulting from currency fluctuations in South America and a United States Dollar denominated loan in the Netherlands, a minority interest expense of $1.2 million, and other expenses of $0.8 million from several other subsidiaries.

Income Tax Expense

Income tax expense was $5.8 million, or a 22.6% effective tax-rate, for the year ended September 30, 2003 and $2.5 million, or a 13.3 % effective tax rate, for the year ended September 30, 2002. The increase in the effective rate during fiscal year 2003 as compared to the prior year was primarily the result of the receipt of a $5.9 million tax refund in fiscal year 2002, for which no benefit was previously recorded, additional losses in the United States during fiscal year 2003 for which no benefit was recorded, partially offset by utilization of net operating losses in the Netherlands which had been fully reserved.

Contractual Obligations and Commercial Commitments

The following tables summarize the Company’s contractual obligations and commitments at September 30, 2004:

	Payments Due by Period
					After
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt (1)	$450,562	$1,746	$3,321	$87,428	$358,067
Operating leases (2)	12,699	5,601	5,470	1,207	421
Preferred shares subject to mandatory redemption	50,000	––	––	––	50,000
Purchase obligations	1,155	1,155	––	––	––
Pension funding	1,515	1,515	––	––	––

Total contractual cash obligation	$515,931	$10,017	$8,791	$88,635	$408,488

	Amount of Commitment Expiration Per Period
	Total
	Amounts				After
Commercial commitments	Committed	1 year	2-3 years	4-5 years	5 years
Guarantees (Letters of Credit).	$2,601	$2,601	$ ––	$ ––	$ ––

Total commitments.	$2,601	$2,601	$ ––	$ ––	$ ––

(1)	See Note 9 to the Consolidated Financial Statements.

(2)	See Note 14 to the Consolidated Financial Statements.

The Company’s contractual obligations and commercial commitments are discussed in the Liquidity and Capital Resources section below, and in the footnotes to the Consolidated Financial Statements.

Liquidity and Capital Resources

In connection with the acquisition transactions, the Company became a privately held company, acquired all of its publicly held shares of Class A common stock, shares of Class B common stock, and shares of Class B and Class C Redeemable Preferred Stocks, repaid the $216.6 million of principal outstanding under its senior credit facility, and $11.6 million of a mortgage on its Oxnard real property. In order to fund these transactions and other related expenses, Fox Paine purchased shares of the Company’s common stock for a purchase price of $163.2 million, the Company issued $190.0 million of ten year, 10 ¼% senior subordinated notes, established a senior secured credit facility that consisted of a $190.0 million term loan and a $60.0 million revolving loan (none of which was outstanding at September 30, 2003), borrowed $17.0 million under a new mortgage note, and issued paid-in-kind mandatory redeemable preferred stock (see Note 11 to our consolidated financial statements –– PIK Preferred Stock) along with warrants to purchase 3.9 million shares of common stock for combined proceeds of $50.0 million. Upon completion of the acquisition transactions, the Company had total indebtedness of $421.3 million as of September 30, 2003 compared to $252.5 million before the transactions.

The results of cash flows for the year ended September 30, 2003, reflect the combined historical results for the twelve months ended September 29, 2003 (predecessor) and the one-day ended September 30, 2003 (successor).

Cash flows from operations

Operating activities provided $51.0 million in cash flow during the year ended September 30, 2004 compared to $19.1 million provided in the prior fiscal year. Operating cash flow of fiscal year 2004 was impacted by approximately $11.8 million of acquisition related costs, a $4.8 million prepayment of management fee in accordance with the acquisition transactions’ purchase agreement, and approximately $6.7 million in transaction fees associated with the January 2004 senior subordinated note issuance.

Cash flows from investments

Capital expenditures decreased to $17.3 million for the year ended September 30, 2004, from $22.7 million in the prior fiscal year. Other investing activities for the year ended September 30, 2004 included $6.3 million from proceeds from the sale of assets compared to $10.2 million from proceeds from the sale of assets in the prior fiscal year, which was primarily due to higher asset sales by our South Korean subsidiary.

Cash flows from financings

On January 23, 2004, the Company issued an additional $140.0 million of its 10 ¼% senior subordinated notes, at a premium of $12.6 million. These notes have identical terms and conditions as the $190.0 million of senior subordinated notes issued as part of the acquisition transactions on September 29, 2003. The net proceeds from the additional notes, after deducting underwriting discounts and other expenses, were approximately $145.6 million. These net proceeds from the offering were used to repay $100.0 million and $15.0 million of the borrowings under the term loan portion and revolver portion, respectively, of the Company’s senior secured credit facility and for general corporate purposes.

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

The Company’s total indebtedness as of September 30, 2004 was $461.5 million, of which $88.9 million were borrowings under the Company’s term loan, $341.7 million were borrowings under our senior 10 ¼% subordinated notes (which includes $11.7 million of remaining premium balance, which will be amortized over the life of the loan and reduces interest expense), and $17.0 million and $1.3 million, and $12.6 million were borrowings by its United States, Spanish, and South Korean subsidiaries, respectively. The Company also has $41.8 million of preferred shares subject to mandatory redemption (see Note 11 to our consolidated financial statements for further description of the preferred shares). As of September 30, 2004, the Company has cash and cash equivalents of $116.9 million.

Going forward, the Company’s principal source of liquidity will be cash flow generated from operations and borrowings under its senior secured credit facility. The Company’s principal uses of cash will be to meet debt service requirements, finance capital expenditures and provide working capital. Based on the current level of operations, management believes that remaining cash on hand, cash flow from operations and available borrowings under its revolving credit portion of the senior secured credit facility will enable the Company to meet its working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.

Our exposure to foreign currency fluctuations is primarily due to foreign currency gains or losses that occur from intercompany receivables and payables between Seminis Vegetable Seeds Inc. and its foreign subsidiaries. Our net sales, revenues and income from continuing operations were not substantially affected by inflation in 2002, 2003 and 2004.

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

Senior Secured Credit Facility

On September 29, 2003, the Company’s principal domestic operating subsidiary, Seminis Vegetable Seeds, Inc., entered into a senior secured credit facility with a group of lenders. The Company and its other wholly-owned domestic subsidiaries guarantee the obligations under the senior secured credit facility. The senior secured credit facility originally provided for a $190.0 million term loan and a revolving line of credit for borrowings up to an aggregate principal amount of $60.0 million. The Company amended the senior secured credit facility on January 15, 2004 such that it now provides a $90.0 million term loan and a revolving line of credit for borrowings up to an aggregate principal amount of $75.0 million, and amortizes in quarterly installments equal to 1.0% per annum or $0.2 million per quarter for the first five and 1/2 years, and with the balance of the term loan due in a single payment at the end of the sixth year. The first quarterly payment was paid on March 31, 2004. The $75.0 million revolving credit facility will mature in five years from the closing date of the acquisition transactions and does not amortize (none of which was drawn as of September 30, 2004 and $2.6 million of which was committed under letters of credit). Both facilities may be voluntarily prepaid in whole or in part without premium or penalty. Additionally, based upon formulas stated in the amended senior secured credit facility and subject to certain exceptions, all or a portion of the proceeds from the issuance of equity interests or equity rights, debt issuances, asset sales, proceeds from insurance recoveries and excess cash flow must be used to pay down the outstanding balance under the term loan facility.

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

On September 30, 2004, the outstanding balance of the term loan under the senior secured credit facility was $88.9 million with a variable interest rate of 3.49%, and the Company was in compliance with its financial covenants.

10¼% Senior Subordinated Notes

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

On September 30, 2004, the outstanding balance of the 10¼% senior subordinated notes was $330.0 million and a remaining premium balance of $11.7 million.

Mortgage Notes

In March 2000, the Company issued a $17.2 million promissory note, which was secured by the Company’s global headquarters facility. The variable rate of interest on the original note was based on LIBOR plus 2.5%. As of September 29, 2003, principal outstanding on this note totaling $11.6 million was repaid with proceeds from a new $17.0 million mortgage. Interest on the new note is based on LIBOR plus 2.0%, adjustable on the first day of each month. Simultaneous with entering into the new mortgage, the Company entered into an interest rate swap agreement (extending for a seven year term) to swap the floating interest rate for a 6.3% fixed interest rate. The loan amortizes in scheduled annual payments of approximately $0.2 million to $0.4 million, with a payment of the final remaining balance due on October 1, 2010.

On September 30, 2004, the outstanding balance of the mortgage note was $16.7 million with a fixed interest rate of 6.3%, and the market value of the interest rate swap was a liability to Seminis of $0.4 million. The Company recorded the change in fair market value of the interest rate swap in other comprehensive income.

South Korean Borrowings

The Company’s South Korean subsidiary has a number of loan facilities maturing from the end of fiscal year 2004 to 2013. Borrowings under these facilities carry interest rates of between 4.0% and 6.0%.

Other Borrowings

Other borrowings consisted of various domestic and foreign, government and non-government loans of less than $1.5 million each, bearing interest annually at average rates of 9.82% through 2013 for fiscal years 2004, and 7.35% through 2013 for fiscal year 2003.

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements other than $2.6 million of letter of credits commitments.

Minimum annual lease commitments under non-cancelable operating leases at September 30, 2004 are as follows (in thousands):

Year Ending September 30,
2005	$5,601
2006	4,001
2007	1,469
2008	688
2009	519
Thereafter	421

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring costs and contingencies and litigation, on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In assessing the recoverability of our intangibles and long-lived assets, significant assumptions concerning future operating performance and economic conditions, which may differ from actual in the future were made, regarding the estimated future cash flows and other factors to determine the fair value of the respective assets, as well as the related estimated useful lives. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, we may be required to record impairment charges not previously recorded for these assets.

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

The Company has adopted FASB Statement No. 123 under the provisions of SFAS No. 148 on October 1, 2003 that utilized the fair value based method of accounting for stock-based employee compensation.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, FASB Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”), was issued. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 will become effective beginning in fiscal 2006. We are in the process of assessing the impact SFAS No. 151 will have on our financial position and results of operations.

In March 2004, the FASB issued an exposure draft entitled “Share-Based Payment” to amend SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows”. The proposed standard’s effective date will apply to awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. This proposed standard would eliminate the ability to account for share-based compensation using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. This exposure draft would require the Company to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Management will continue to evaluate the impact that the exposure draft will have on the Company’s financial position and results of operations.

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

In December 2003, FASB reissued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. The provisions of this Interpretation are effective for the Company for interim periods ending after March 15, 2004. The adoption of this Interpretation has not had a significant impact on the Company’s financial results of operations and financial position.

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

Recent Tax Legislation

The United States Congress passed the American Jobs Creation Act of 2004 (the “Act”), which the President signed into law on October 22, 2004. Key provisions of the Act include a temporary incentive for U.S. multinational corporations to repatriate foreign earnings, a domestic manufacturing deduction, and international tax reforms designed to improve the global competitiveness of U.S. businesses. In accordance with SFAS 109, “Accounting for Income Taxes,” we will reflect the effects of the Act, if any, in the first quarter of fiscal 2005 as part of income tax expense for the period. We are still evaluating the impact of the Act on the Company. Accordingly, we have not yet determined its impact on our effective tax rate and on our deferred tax assets and liabilities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK DISCLOSURES

We do not have any financial instruments held for trading purposes. The Company entered into an interest rate swap agreement in September 2003. The purpose of the swap agreement is to hedge approximately $17.0 million of variable rate debt associated with the Company’s mortgage on its worldwide headquarter facility in Oxnard, CA. Changes in the fair value of the hedge instrument are reflected in other comprehensive income and are reflected in the statement of operations over the term of the mortgage.

The currencies that experienced significant fluctuations in fiscal year 2004 that impacted the Company were the European Monetary Union Euro and South Korea Won. Our primary market risk exposure relates to foreign currency fluctuations in connection with foreign currency gains or losses that occur from intercompany receivables and payables between us and our foreign subsidiaries. Seminis Vegetable Seeds has a net intercompany receivable of $123.6 million with its foreign subsidiaries that report in foreign currencies.

The fair value of short-term borrowings approximates cost due to the short period of time to maturity. The fair value of long-term debt was estimated based on current interest rates available to Seminis for debt instruments with similar terms, degrees of risk and remaining maturities. The interest expense would be impacted by $4.6 million with a fluctuation of 100 basis points. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Seminis could realize in a current market exchange.

The fair value of Seminis’ borrowing arrangements and other financial instruments is as follows (in thousands):

	At September 30, 2004		At September 30, 2003
	Asset (Liability)		Asset (Liability)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Short-term borrowings	$(10,965)	(10,965)	$(20,031)	$(20,031)

     Principal amount by expected maturity as of September 30, 2004:

							Total	Fair
						There-	Carrying	Value
	2005	2006	2007	2008	2009	after	Value	9/30/04
Long-term debt (including current Maturities) Asset (liability)	$(1,746)	$(1,747)	$(1,574)	$(1,566)	$(85,862)	$(358,067)	$(450,562)	$(488,512)

     Principal amount by expected maturity as of September 30, 2003:

							Total	Fair
						There-	Carrying	Value
	2004	2005	2006	2007	2008	after	Value	9/30/03
Long-term debt (including current Maturities) Asset (liability)	$(2,722)	$(2,858)	$(2,908)	$(2,786)	$(2,629)	$(387,357)	$(401,260)	$(401,260)

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements together with the report of registered public accounting firm are filed as part of this report on pages F-1 through F-25.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

     The Company’s chief executive officer and chief accounting officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, process, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company's internal controls over financial reporting during the fourth quarter of fiscal year 2004 that have materially affected, or are reasonably likely to materially effect, the registrant’s internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The terms of all Directors expire in September of each year. Information regarding directors of the company is located in Part I, Item 4A.

Executive Officers

Information regarding executive officers of the Company is located in Part I, Item 4A.

Audit Committee Financial Expert

Our Audit Committee is comprised of Messers. Kevin Schwartz and Eugenio Garza Hererra. Mr. Schwartz, who is a Vice President of Fox Paine, LLC, is the Chairman of the Audit Committee and its financial expert, as defined by the SEC. Mr. Hererra is an independent director as that term is used in Rule 10A-3 under the Exchange Act of 1934.

Code of Ethics

We have adopted a Code of Ethics for our Chief Executive Officer and President, Chief Financial Officer, and our Vice President Finance and Worldwide Comptroller. The Company will provide without charge a copy of the Code of Ethics to any person submitting a written request for the same to Investor Relations; 2700 Camino del Sol, Oxnard, CA 93030-7967.

Item 11. Executive Compensation

Executive Summary Compensation Table

The following table provides a summary of compensation earned by the Company’s Chief Executive Officer and the four other highest-paid executives, for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years:

		Annual Compensation			Long-Term Compensation Awards
				Other	Restricted Stock	Securities Underlying
Name And	Fiscal	Salary	Bonus	Compensation(1)	Awards	Options
Principal Position	Year	($)	($)	($)	($)	(#)
Alfonso Romo Garza	2004	950,313	1,000,000	—	—	—
Chairman of the Board	2003	822,292	786,600	—	64,000	—
And Chief Executive Officer	2002	818,120	—	358,667	3,050,998	460,715
Bruno Ferrari	2004	588,426	375,000	4,512,616	—	—
President and Chief	2003	485,670	343,200	412,104	556,184	—
Operating Officer	2002	495,872	267,568	758,096	435,855	241,875
Bernardo Jimenez	2004	518,544	—	431,885	—	—
Exec Sr. VP and CFO	2003	—	—	—	—	—
	2002	—	—	—	—	15,000
					—
Mateo Mazal	2004	403,755	130,000	121,266	—	—
Sr. VP, HR & IT	2003	190,769	23,333	207,124	—	—
	2002	—	—	—	—	15,000
Gaspar Alvarez Martinez	2004	270,823	169,128	177,343	—	—
Vice President Finance and	2003	259,272	138,060	36,922	16,017	—
Worldwide Comptroller	2002	250,469	94,000	167,151	51,057	141,540

(1)	Includes housing allowance and other expatriate benefits, and relocation costs and allowances for Mr. Ferrari and Jimenez. Includes a stock award of 1,091,577 shares of Seminis common stock for Mr. Ferrari. Includes a cash payment of $551,880, made by the Company, related to Mr. Ferrari’s home loan.

Option Grants and Exercises

No options to purchase Seminis shares were awarded during the 2004 fiscal year pursuant to the terms of the Seminis, Inc. 1998 Stock Option Plan. No exercises of options to purchase common stock were made during fiscal year 2004 by the Chief Executive Officer or any other named executive officer of Seminis:

Fiscal 2004 Year End Option Values

The following table sets forth information concerning unexercised options held by the named executive officers as of September 30, 2004.

	Number of Securities Underlying Unexercised		Value of Unexercised Options at
	Options at Fiscal Year End Fiscal		Year End ($) (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Alfonso Romo Garza	716,715	—	2,436,831	—
Bruno Ferrari	339,718	—	1,155,041	—
Bernardo Jimenez	27,000	—	91,800	—
Gaspar Alvarez Martinez	161,740	—	549,916	—
Mateo Mazal	15,000	—	51,000	—

(1)	Based on a share value of $3.40

Restricted Stock Units

In September 2003 Seminis granted restricted stock units to a group of Company’s senior executives. The restricted stock units will, upon the events described below, be paid in shares of Company common stock on a one-for-one basis and will vest over a five year period depending on the continued employment of the executive and on Company’s performance and the performance of our executives relative to specified goals and objectives.

Each of the senior executives was granted an aggregate number of restricted stock units calculated as 2.25 times the initial base salary of the applicable senior executive divided by $3.40. Each of the other key executives was granted an aggregate number of restricted stock units calculated as approximately 1.0 times the initial base salary of the applicable executive divided by $3.40.

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

Directors’ Compensation

Outside directors of Seminis receive an annual fee of $25,000 and additional fees of $2,500 for each meeting of the Board of Directors attended, and $1,000 for each committee meeting attended. Outside directors who serve as Committee chairmen, in addition, receive an annual fee of $2,000 and a fee of $250 for each committee meeting attended.

Employment Contracts

Mr. Romo has entered into an employment agreement that became effective September 2003 and has a five-year term with automatic one-year renewals unless timely notice is provided by either party. Pursuant to the employment agreement, Mr. Romo will serve as the chief executive officer of Seminis. Mr. Romo will receive an initial base salary of $1,000,000, which will be reviewed no less frequently than annually and may be increased, but not decreased, throughout the term of the agreement. Mr. Romo will be eligible to receive an annual bonus that will be based on Seminis achieving performance objectives, with a target bonus set at 100% of base salary and a maximum bonus at 200% of base salary.

Under the terms of his employment agreement, Mr. Romo will be entitled to participate in Holdings’ benefit plans and programs, and is entitled to the perquisites and other fringe benefits generally made available to Holdings’ senior executives and commensurate with Mr. Romo’s position. Specifically, Mr. Romo is entitled to receive benefits reasonably comparable to those provided to him prior to the acquisition transactions, including, but not limited to, membership in a social club, reimbursement of security and non- leisure travel expenses in an annual amount not to exceed approximately $2.4 million, use of company automobiles, and certain expatriate and other benefits and allowances.

In the event Mr. Romo’s employment with Seminis

•	is terminated during the term of the employment agreement as a result of Mr. Romo’s death or permanent disability, or

•	following a change of control or following Fox Paine obtaining majority control of the board of directors, is terminated by Mr. Romo for “good reason” or by Seminis without “cause,”

Mr. Romo or his estate, as applicable, will receive, within 30 days following the termination, a cash lump sum payment equal to five times the sum of his base salary and the average annual bonus paid or payable to Mr. Romo with respect to the two fiscal years immediately prior to the date of termination (less any applicable insurance benefits payable during the severance period). In addition, Mr. Romo or his estate, as applicable, will be entitled to receive such other payments, if any, to which he is entitled under any applicable plans or programs, a payment in respect of accrued but unused vacation days, and continued coverage under any employee medical plans or programs provided to him and his family until the earlier of the fifth anniversary of his termination of employment or the date on which he becomes entitled to receive medical coverage under another employer’s medical benefits program.

Pursuant to his employment agreement, Mr. Romo will be bound by non-competition and non-solicitation restrictions during the term of the agreement and for a period of two years after the termination of his employment.

Mr. Mazal, Ferrari and Jimenez have also entered into employment agreements with Seminis Merger Corp. that became effective in September 2003, which have a term of three years, and will be renewed automatically unless timely notice is provided by either party. Mr. Mazal will receive an initial base salary of $400,000 and will be eligible to receive an annual bonus that will be based on the achievement of Company and executive performance objectives, with a target bonus set at 65.0% of his base salary and a maximum bonus set at 81.25% of his base salary. Mr. Ferrari will receive an initial base salary of $500,000 and will be eligible to receive an annual bonus based on the achievement of Company and executive performance objectives, with a target bonus set at 75.0% of his base salary and a maximum bonus set at 93.75% of his base salary. Mr. Jimenez will receive an initial base salary of $636,000 and will be eligible to receive an annual bonus based on the achievement of Company and executive performance objectives, with a target bonus set at 65.0% of his base salary and a maximum bonus set at 81.25% of his base salary. Pursuant to the employment agreements, the foregoing base salaries will be reviewed no less frequently than annually and may be increased but not decreased.

During the employment period, each of Messrs. Mazal, Ferrari and Jimenez is entitled to other benefits on terms and conditions no less favorable in the aggregate than those in effect prior to the acquisition transactions, including, but not limited to, membership in a social club, use of company automobiles, and certain expatriate and other benefits and allowances.

In addition, Mr. Mazal, Ferrari and Jimenez are entitled to receive restricted stock units that vest over a period of five years and are conditioned on the satisfaction of Company and executive performance criteria. For a more detailed description of the restricted stock units, see “— Restricted Stock Units.”

Mr. Ferrari received an award of 1,091,577 shares of Seminis common stock on the effective date of his employment agreement, subject to all applicable withholding taxes.

The employment agreements for each of Mr. Mazal, Ferrari and Jimenez provide that if the executive’s employment is terminated during the employment period as a result of death or permanent disability, is terminated by Seminis without “cause” or terminated by the executive for “good reason,” the executive or his estate, as applicable, will receive a cash lump sum payment equal to three times the sum of the base salary and the average annual bonus paid or payable to the executive with respect to the two fiscal years immediately prior to the executive’s date of termination of employment, less applicable insurance benefits. In addition, upon any termination of employment described in the previous sentence, the executive or his estate, as applicable, will receive such other payments, if any, to which he is entitled under any applicable plans or programs, a cash lump sum payment in respect of accrued but unused vacation days, and continued coverage under any employee medical plans or programs provided to the executive and his family until the earlier of the third anniversary of the executive’s termination of employment or the date on which the executive becomes entitled to receive medical coverage under another employer’s medical benefits program.

Each of Mr. Mazal, Ferrari and Jimenez will be bound by non-competition and non-solicitation restrictions during the term of his agreement and for a period of two years after any termination of his employment.

Mr. Green, Alvarez, Madero and Gerard Renou, Vice President of Value Capture, have also entered into employment agreements with Seminis with terms substantially similar to the agreements between Seminis and Mr. Mazal, Ferrari, and Jimenez, except that the base salaries, bonuses and benefits provided to Mr. Green, Alvarez Madero and Renou differ from those provided to Mr. Mazal, Ferrari and Jimenez. Under their respective employment agreements, Mr. Green will receive a base salary of $265,921, Mr. Alvarez will receive a base salary of $262,051, Mr. Madero will receive a base salary of $200,000, and Mr. Renoue will receive a base salary of 230,000 Euros, in each case with a target bonus set at 65.0% of base salary and a maximum bonus set at 81.25% of base salary. In addition, severance benefits that may become payable to Mr. Green, Alvarez, Madero or Renou will be based on a multiple of two times the sum of base salary and bonus instead of three.

During the employment period, each of Messrs. Green, Alvarez and Madero is entitled to participate in the employee benefit plans made available to similarly situated executives of Holdings, and will be entitled to other benefits on terms and conditions similar to those in effect prior to the Acquisition Transactions, including, but not limited to, membership in a social club, use of company automobiles, and certain expatriate and other benefits and allowances.

Each of Mr. Green, Alvarez, Madero, and Renou are entitled to receive restricted stock units that vest over a period of five years and are conditioned on each individual’s satisfaction of Company and executive performance criteria. For a more detailed description of the restricted stock units, see “— Restricted Stock Units.”

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Company’s Board of Directors for the 2004 fiscal year are W. Dexter Paine, III, Vice Chairman of the Board of Directors, and Eugenio Garza Herrera, Director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of, Inc.

The following table sets forth information regarding the beneficial ownership of common stock, as of September 30, 2004, by each of Seminis’ directors, the Chief Executive Officer, the President and Chief Operating Officer and the other named executive officers, each person known to Seminis to own beneficially more than 5% of the outstanding shares of common stock, and all directors and executive officers of Seminis as a group.

The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as those beneficially owned by them.

	Common Stock
Name And Address Of Beneficial Owners	Number	Percent(5)
Directors
Alfonso Romo Garza	—	—
W. Dexter Paine, III	—	*
Bernardo Jimenez Barrera	8,000	*
Bruno Ferrari	1,215,929	1.5
Eugenio Garza Herrera	—	*
Kevin M. Schwartz	—	*
Saul A. Fox	—	*
Named Executive Officers (Not Directors)
Gaspar Alvarez Martinez	36,103	*
Mateo Mazal	53,000	*
All directors and named executive officers of Seminis as a group (12 persons)	1,379,862	1.7
Certain Beneficial Owners
Fox Paine (1)	48,010,146	58.2
Banca Afirme, S.A (2)	7,450,783	9.0
Emprima, S.A. de C.V. (3)	4,365,257	5.3
Desarrollo Consolidado de Negocios, S.A. de C.V. (4)	14,453,036	17.5

*	Represents Less than 1%

(1)	950 Tower Lane, Suite 1150, Foster City, CA 94404

(2)	Av. Hidalgo 234 Pte., Centro, Monterrey, Nuevo León, 64000 México

(3)	Río Sena 500, Col. Del Valle, San Pedro Garza García, Nuevo León, 66220 México.

(4)	C/ San Elias Nº 29-35, Barcelona 08006, Spain

(5)	Total number of shares of common stock outstanding included in the computation of percentages is 82,512,290 shares, which included shares of certain beneficial owners who own less than 5% of the outstanding shares of common stock.

Item 13. Certain Relationships and Related Transactions

Co-Investment Rights to Purchase Additional Shares of Seminis Common Stock

In connection with the acquisition transactions, Desarrollo Consolidado de Negocios, S.A. de C.V. received immediately exercisable rights to acquire 13.8% of the outstanding shares of Seminis common stock on a fully-diluted basis. In addition, Desarrollo Consolidado de Negocios, S.A. de C.V. and Fox Paine received a second tranche of co-investment rights to acquire up to 15.8% and 1.57%, respectively, of the outstanding shares of Seminis common stock on a fully-diluted basis. The Fox Paine co-investment rights and the second tranche of co-investment rights owned by Desarrollo Consolidado de Negocios, S.A. de C.V. will become exercisable only if Fox Paine achieves a 26.0% internal rate of return on its investment in Seminis. Each co-investment right entitles the recipient to acquire one share of Seminis common stock at an exercise price of $3.40 per share. All of the co-investment rights expire on the tenth anniversary of the date of the consummation of the acquisition transactions.

Arrangements Among Fox Paine, Mr. Romo and Certain Other Stockholders

Stockholders’ Agreement. Seminis Merger, Mr. Romo, Desarrollo Consolidado de Negocios, S.A. de C.V., Emprima, S.A. de C.V., Fox Paine and certain other stockholders have entered into a stockholders’ agreement that sets forth the terms of their relationship as stockholders of Seminis. Material items covered by the stockholders’ agreement include the following:

•	Transfer Restrictions. The stockholders’ agreement contains general restrictions on the rights of stockholders to transfer equity of Seminis. The restrictions apply during the first three years following the completion of the acquisition transactions.

•	Sale Initiatives.

•	The stockholders’ agreement establishes procedures, effective following the three-year anniversary of the completion of the acquisition transactions, for Fox Paine to offer for sale to Mr. Romo or to Seminis the shares of Seminis common stock that Fox Paine controls. In the event that Mr. Romo and Seminis decline the opportunity to purchase the shares of Seminis common stock that Fox Paine controls, Fox Paine and Mr. Romo will work together to sell 100% of the equity of Seminis at a price per share equal to the per share sale price proposed by Fox Paine to Mr. Romo and Seminis.

•	The stockholders’ agreement establishes procedures, effective following the three-year anniversary of the acquisition transactions, for Mr. Romo to offer for sale to Fox Paine or to Seminis the shares of Seminis common stock that Mr. Romo controls at a price per share satisfying a 26.0% internal rate of return on Fox Paine’s initial investment in Seminis. In the event that Fox Paine and Seminis decline the opportunity to purchase the shares of Seminis common stock that Mr. Romo controls, Fox Paine and Mr. Romo will work together to sell 100% of the equity of Seminis at a price per share equal to the per share sale price proposed by Mr. Romo to Fox Paine and Seminis.

•	If Mr. Romo and Fox Paine agree to sell 100% of the equity of Seminis, the stockholders’ agreement contains provisions requiring all of Seminis’ equity holders to participate in the sale.

•	Fox Paine Drag Sale. If Fox Paine has the right to nominate a majority of the members of Seminis’ Board of Directors, Fox Paine may require a sale of 100% of Seminis’ equity:

•	prior to the three-year anniversary of the acquisition transactions, if:

•	Mr. Romo is no longer Seminis’ Chief Executive Officer or is no longer performing for Seminis the customary functions of a chief executive Officer, and

•	Fox Paine agrees to vest all of the performance-based co-investment rights.

•	on or after the three-year anniversary of the acquisition transactions, if Fox Paine agrees to vest the greatest percentage of the performance-based co-investment rights as would result in Fox Paine achieving a 26.0% internal rate of return on its initial investment in Seminis.

For a description of the co-investment rights, see “Co-Investment Rights to Purchase Additional Shares of Seminis Common Stock.”

•	Registration Rights. Following the three-year anniversary of the acquisition transactions:

•	If Seminis proposes to register for sale under the Securities Act of 1933, as amended, any of its equity securities, Seminis will use reasonable best efforts to include in the proposed offering shares of Seminis common stock requested by its stockholders.

•	Fox Paine will have the right, on six separate occasions, to require Seminis to register under the Securities Act, shares of its common stock held by Fox Paine, so long as the aggregate value of the offering is equal to or greater than $50.0 million (or in the case of an initial public offering, $100.0 million).

•	Mr. Romo will have the right, on four separate occasions, to require Seminis to register under the Securities Act, shares of its common stock held by Mr. Romo and his affiliates, so long as the aggregate value of the offering is equal to or greater than $50.0 million (or in the case of an initial public offering, $100.0 million).

•	Stockholder Tag-Along Rights. Subject to exceptions for sales to affiliates, registered public offerings and the sale initiatives and Fox Paine drag sale described above, on or after the three-year anniversary of the acquisition transactions, if Fox Paine sells a majority of the shares of Seminis common stock that it owns on the date of the acquisition transactions, Seminis’ other stockholders will generally have the right to participate in sales of their shares of Seminis common stock on a pro rata basis.

•	Management Put and Call Rights.

•	The stockholders’ agreement entitles Seminis to repurchase shares of Seminis common stock from its employees upon the termination of employment.

•	The stockholders’ agreement entitles Seminis’ employees to require Seminis to repurchase their shares of Seminis common stock and options to purchase shares of Seminis common stock upon the termination of employment.

•	Initial Composition of the Board of Directors.

•	Subject to specified trigger events, Mr. Romo will generally have the right to nominate a majority of the members of the Board of Directors of Seminis for a period of up to five years following the acquisition transactions.

•	So long as Mr. Romo has the right to nominate a majority of the members of the Board of Directors of Seminis, Fox Paine will have the right to nominate a number of Directors equal to the number nominated by Mr. Romo minus one.

•	Default Composition of the Board of Directors. If:

•	Mr. Romo or Seminis materially breaches the stockholders’ agreement;

•	Seminis fails to satisfy pre-defined financial targets over specified periods of time;

•	Mr. Romo is no longer employed as Seminis’ Chief Executive Officer or is no longer performing for Seminis the customary functions of a chief executive officer; or

•	the members of Seminis’ Board of Directors selected by Mr. Romo or Seminis’ senior executive management fail to enforce in good faith Seminis’ corporate policies and procedures, Fox Paine will thereafter have the right to appoint a majority of Seminis’ Board of Directors; provided that Mr. Romo will continue to have the right to nominate at least three members of the Board of Directors of Seminis.

•	Fox Paine Veto Rights. At any time that Fox Paine does not have the right to nominate a majority of the Board of Directors of Seminis, Fox Paine will possess veto rights with respect to a significant number of corporate governance matters and business operations matters.

•	Romo Veto Rights. During any time that Fox Paine controls a majority of the Board of Directors of Seminis, Mr. Romo will possess veto rights with respect to fundamental corporate governance matters. In addition, if Fox Paine controls a majority of the Board of Directors of Seminis and Seminis has not failed to satisfy pre-defined financial targets, Mr. Romo will possess veto rights with respect to additional corporate governance matters.

Indemnification Agreement. Fox Paine, Desarrollo Consolidado de Negocios, S.A. de C.V., Desarrollo Empresarial Regiomontano, S.A. de C.V., an affiliate of Mr. Romo, Savia, Mr. Romo, Seminis Acquisition and certain other stockholders entered into an indemnification agreement relating to the transactions contemplated by the contribution agreement and the stock purchase agreement. Pursuant to the terms of the indemnification agreement, Mr. Romo and certain of his affiliates have agreed to indemnify Fox Paine for breaches of their representations, warranties and covenants contained in the contribution agreement and stock purchase agreement and for any liabilities relating to restructuring transactions involving Savia and certain of its affiliates. Fox Paine has agreed to indemnify Seminis Acquisition and its affiliates for breaches of Fox Paine’s representations, warranties and covenants contained in the stock purchase agreement.

Management Agreement

In connection with the acquisition transactions, Seminis Merger has entered into a management agreement with Fox Paine & Company, LLC and Desarrollo Consolidado de Negocios, S.A. de C.V. that became an obligation of Seminis following the acquisition transactions. Pursuant to the management agreement, each of Fox Paine and Desarrollo Consolidado de Negocios, S.A. de C.V. will receive an annual advisory services fee of 0.5% of the net sales of Seminis during the prior fiscal year, in addition to reimbursement of reasonable, out-of-pocket expenses incurred in connection with the provision of advisory services. Fiscal year 2003 net sales of Seminis were approximately $477.4 million, and fiscal year 2004 net sales of Seminis were $525.8 million.

Transaction Fees and Expense Reimbursement

Upon consummation of the acquisition transactions, we paid Fox Paine a transaction fee of $14.0 million. We also reimbursed Fox Paine’s expenses incurred in connection with the acquisition transactions. In addition, we reimbursed Savia for certain expenses incurred in connection with the acquisition transactions.

Other Relationships and Related Party Transactions

Certain Relationships with Savia and Affiliates. In accordance with the agreement entered in as part of acquisition transactions, the Company paid management fees of $2.4 million each to Fox Paine and Desarrollo Consolidado De Negocios, S.A. De C.V. in October 2003 for services rendered during fiscal year 2004. The annual management fee is equal to 1% of previous fiscal year’s net sales and is amortized as services are rendered during the fiscal year.

In connection with the additional senior subordinated notes, the Company paid $1.8 million and $1.5 million for advisory fees to Fox Paine and Geotel S.A. De C.V., a subsidiary of Desarrollo Consolidado De Negocios, S.A. De C.V, in January and June 2004, respectively.

In fiscal years 2004, 2003, and 2002, we had sales of $263,000, $495,000, and $793,000, respectively, to Agrobionova, an indirect subsidiary of Savia, and a receivable of $357,000, $840,000, and $355,000 at September 30, 2004, 2003, and 2002, respectively. Furthermore, we incurred $118,916 of travel and other expenses from Fox Paine, of which $21,548 was in accounts payable at September 30, 2004.

In August 2002, we entered into a patent and technology license agreement with DNA Plant Technology Corporation (DNAP), an indirect subsidiary of Savia, that provides us with a license for the non-exclusive production of DNAP products worldwide and an exclusive license to commercially distribute certain DNAP products in Europe and Asia. The agreement is for a term of seven years, subject to a three year renewal provision. Seminis has the option to terminate the agreement at any time after the second year. We were required to pay a royalty advance of $2.0 million to be applied against our obligation to pay an amount per each one thousand seeds sold or a percentage of net revenue from seed sales for each quarter, and a percentage of the net royalty that we collect for the DNAP products (excluding seeds) for each quarter during the term of the agreement. The royalty advance is secured by the patent rights to the germplasm in the DNAP products in the event that we terminate the contract and DNAP is unable to repay a portion of the royalty advance. As of September 30, 2004, we have $16,650 of DNAP royalty applied to the royalty advance and a promissory note of $1,983,350 from DNAP was issued August 22, 2004, which guarantees payment of the unapplied portion of the royalty advance before or by August 22, 2005.

Holdings issued 10,830 shares of its Class C preferred stock to Savia for a total purchase price of $108.3 million. These shares accrue dividends quarterly at a rate of 10.0% per year. In October and November 2000, Holdings received an additional $31.9 million and $14.0 million, respectively, of capital contributions from Savia. Holdings agreed to pay dividends on these contributions at the same rate as the Holdings Class C preferred stock. Through July 1, 2002, there were $25.0 million of accrued and unpaid dividends on the outstanding shares of Holdings Class C preferred stock and additional capital contributions. Holdings have also paid dividends of $12.7 million in the form of additional shares of Holdings Class C preferred stock, which are classified as additional paid in capital. On October 1, 2002, the Board of Directors of Holdings approved the conversion of the Savia additional capital contribution and the associated paid in kind dividends that totaled $46.7 million into 4,670 shares of

Holdings Class C preferred stock. Concurrently, the Board also adopted a resolution authorizing and directing an increase in the number of shares designated as Holdings Class C Redeemable PIK Preferred Stock from 14,400 shares to 16,688 shares. In connection with the acquisition transactions, Savia exchanged all of the outstanding shares of Holdings Class C preferred stock (Savia owned 100% of the outstanding shares of Holdings Class C preferred stock) and all obligations with respect to those shares for 37,669,480 shares of Holdings Class A common stock and a cash payment to Savia equal to $15.0 million plus interest at a rate of 10.0% per annum from July 1, 2002, less $3.0 million (Savia ultimately received proceeds of approximately $266.2 million in respect of the 37,669,480 shares of Holdings Class A common stock that it received in the exchange and an additional 40,615,619 shares of Holdings Class B common stock that it owned).

Certain Transactions with and Loans to Management. In December 2003, Seminis Vegetable Seeds sold residential property, originally acquired in October 2000, to Mr. Bernardo Jimenez, our Director, Executive Senior Vice President and Chief Financial Officer, for $1.1 million, which was based upon a real estate appraisal of the market value of the property.

In June 2000, a subsidiary of the Company sold residential property, originally acquired in December 1999 for $862,000, to Mr. Bruno Ferrari, President and Chief Operating Officer, at the appraised value of $875,000. The purchase price was evidenced by a promissory note secured by a deed of trust on the property. The note had an interest rate of 7.75% per annum and was payable in ten equal annual installments of principal, including interest accrued thereon, commencing December 15, 2000, and annually thereafter. The loan was repaid in December 2003. Under a separate agreement, the Company paid bonuses to Mr. Ferrari that covered the interest payable on the loan and paid Mr. Ferrari the present value of the interest payments that would have been payable to Mr. Ferrari had the loan remained outstanding until its scheduled final maturity. The bonus payments were recognized as compensation expense at the time of the payments.

In April 2000, we loaned $100,000 to Mr. Gaspar Alvarez Martinez, our current Vice President Finance, World Wide Corporate Comptroller, to assist in the purchase of a family residence. The loan is evidenced by a promissory note signed by Mr. Alvarez and was secured by a second deed of trust. The note had an interest rate of 7.75% per annum and is payable in ten equal annual installments of principal, including interest accrued thereon, commencing December 15, 2000, and annually thereafter. Since the beginning of fiscal year 2003, the largest aggregate amount of indebtedness outstanding was $79,083. The loan was repaid in September 2003.

Item 14. Principal Accountant Fees and Services

Fees to Independent Registered Public Accountants for Fiscal 2004 and 2003

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP (“PWC”) for the audit of the Company’s annual financial statements for fiscal 2004 and fiscal 2003 and fees billed for audit-related services, tax services and all other services rendered by PWC for fiscal 2004 and fiscal 2003.

		Fiscal Year 2004	Fiscal Year 2003
		(in thousands)
(1)	Audit fees	$1,120	$1,335
(2)	Audit-related fees (a)	47	605
(3)	Tax-related fees (b)	1,242	1,050

(a)	Principally audits of employee benefit plans and other related entities and services with respect to internal controls.

(b)	Principally tax compliance services (including U.S. federal and international returns) and tax examination assistance.

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by PWC was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s Outside Auditor Independence Policy provides for pre-approval of audit, audit-related and tax services specifically described by the Committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policy also requires specific approval by the Committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Listing of Consolidated Financial Statements

Reference is made to the index set forth on Page F-1.

(a)(2) Listing of Financial Statement Schedules.

Schedule II — “Valuation and Qualifying Accounts” is filed herewith on page S-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Listing of Exhibits — See Index to Exhibits beginning on Page 46 of this report.

(b) Reports on Form 8-K — There were no reports on Form 8-K filed during fiscal year 2004. Seminis furnished reports on Form 8-K on May 13, 2004 and August 13, 2004.

(c) Exhibits — See Index to Exhibits beginning on Page 46 of this report.

(d) Financial Statement Schedules — The following consolidated financial statement schedule is included herein: Schedule II — Valuation and Qualifying Accounts on page S-1.

Exhibit Index

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among Seminis, Inc., Seminis Acquisition LLC, Seminis Merger Corp., and Fox Paine & Co., LLC, dated as of May 30, 2003.*

2.2	Stock Purchase Agreement by and among Fox Paine Seminis Holdings., LLC Banca Afirme, SA., Instiucion de Banca Multiple, Afirme Grupo Financiero, as Trustee, Under the Irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable de Administracion y Pago Numero 167-5), Seminis Acquisition LLC and Seminis Merger Corp., dated as of May 30, 2003.*

2.3	Amended and Restated Exchange Agreement by and between Seminis, Inc. and Savia, S.A. de C.V. dated as of May 30, 2003.*

2.4	Contribution Agreement by and among Seminis Acquisition LLC, Savia, S.A. de C.V., Banca Afirme, S.A., Institucion de Banca Multiple, Afirme Grupo Financiero, as Trustee, under the Irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable de Administracion y Pago Numero 167-5), Conjunto Administrativo Integral, S.A. de C.V., Desarrollo Consolidado de Negocios, S.A. de C.V., Emprima, S.A. de C.V., Park Financial Group, Ltd (BVI), Alfonso Romo Garza and Certain Members of Seminis and Savia Management, dated as of May 30, 2003.*

2.5	Amendment to Contribution Agreement, dated as of September 29, 2003, by and among Seminis Acquisition LLC, Savia, S.A. de C.V., Banca Afirme, S.A., Institucion de Banca Multiple, Afirme Grupo Financiero, as Trustee, Under the Irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable de Administracion y Pago Numero 167-5), Conjunto Administrativo Integral, S.A. de C.V., Desarrollo Consolidado de Negocios, S.A. de C.V., Emprima, S.A. de C.V., Park Financial Group, Ltd (BVI), Alfonso Romo Garza and Certain Members of Seminis and Savia Management.*

3.1	Articles of Incorporation of Seminis Vegetable Seeds, Inc.*

3.2	By-laws of Seminis Vegetable Seeds, Inc.*

3.3	Amended and Restated Certificate of Incorporation of Seminis, Inc.*

3.4	By-laws of Seminis, Inc.*

3.5	Certificate of Designation of Preferences and Rights of Class C Redeemable Preferred Stock of Seminis, Inc.*

3.6	Articles of Incorporation of Petoseed International, Inc.*

3.7	By-laws of Petoseed International, Inc.*

3.8	Articles of Incorporation of PGI Alfalfa, Inc.*

3.9	By-laws of PGI Alfalfa, Inc.*

3.10	Articles of Incorporation of Baxter Seed Co., Inc.*

3.11	By-laws of Baxter Seed Co., Inc.*

4.1	Indenture, dated as of September 29, 2003, by and among Seminis Vegetable Seeds, Inc., Seminis, Inc., Petoseed International, Inc., PGI Alfalfa, Inc., and Baxter Seed Co., Inc. and Wells Fargo Bank, National Association for the 10 1/4% Senior Subordinated Notes due 2013.*

4.2	Registration Rights Agreement, dated as of September 29, 2003, by and among Seminis Vegetable Seeds, Inc., Seminis Inc., Petoseed International, Inc., PGI Alfalfa, Inc., Baxter Seed Co., Inc. and Citigroup Global Markets Inc., CIBC World Markets Corp., Harris Nesbitt Corp., and Rabo Securities USA, Inc.*

4.3	Form of Global Note for 10 1/4% Senior Subordinated Notes due 2013 of Seminis Vegetable Seeds, Inc. (contained as an exhibit to Exhibit 4.1 hereto).*

4.4	Form of Exchange Agent Agreement by and among Seminis Vegetable Seeds, Inc., Seminis, Inc., Petoseed International, Inc., PGI Alfalfa, Inc., Baxter Seed Co., Inc. and Wells Fargo Bank, National Association.*

4.5	Registration Rights Agreement, dated as of January 23, 2004, by and among Seminis Vegetable Seeds, Inc., Seminis Inc., Petoseed International, Inc., PGI Alfalfa, Inc., Baxter Seed Co., Inc. and Citigroup Global Markets Inc.*

10.1	Amended and Restated Stockholders’ Agreement, dated as of September 29, 2003, by and among Seminis Vegetable Seeds, Inc., Seminis Inc., Petoseed International, Inc., PGI Alfalfa, Inc., Baxter Seed Co., Inc., Citigroup Global Markets Inc., CIBC World Markets Corp., Harris Nesbitt Corp., and Rabo Securities USA, Inc.*

10.2	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Alfonso Romo.*

10.3	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Bruno Ferrari.*

10.4	Amendment, dated August 7, 2003, to the Employment Agreement, made May 30, 2003, between Seminis, Inc. and Bruno Ferrari.*

10.5	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Mateo Mazal.*

10.6	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Bernardo Jimenez.*

10.7	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Gaspar Alvarez.*

10.8	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Jose Manuel Madero.*

10.9	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Charles Edward Green.*

10.10	New Senior Secured Credit Facility by and among Seminis, Vegetables Inc. as the borrower, Seminis, Inc. as the parent guarantor, Citicorp North America, Inc. as administrative agent, CIBC World Markets Corp. and Rabobank International as co-documentation agents, Harris Trust and Savings Bank as syndication agent and Citigroup Global Markets Inc. together with Harris Trust and Savings Bank as joint lead arrangers and joint bookrunners consisting of a $75.0 million revolving loan and a $90.0 million term loan, dated as of September 29, 2003, as amended by Amendment No. 1 thereto dated as of January 15, 2004.*

12.1	Computation of Consolidated Ratios of Earnings to Fixed Charges (set forth on pages 15 and 46 of the prospectus forming part of this registration statement).

14.	Code of Ethics

21.1	Subsidiaries of Registrants.*

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance and Worldwide Corporate Comptroller under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President, Finance and Worldwide Corporate Comptroller under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as exhibits to the Registration Statement declared effective on March 19, 2004 (SEC No. 333-110506).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMINIS, INC.
By:	/s/ BRUNO FERRARI
Name:	Bruno Ferrari
Title:	President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ ALFONSO ROMO GARZA Alfonso Romo Garza	Chairman of the Board (Chief Executive Officer)	December 17, 2004
/s/ BRUNO FERRARI Bruno Ferrari	Director and President (Chief Operating Officer)	December 17, 2004
/s/ BERNARDO JIMENEZ BARRERA Bernardo Jimenez Barrera	Director (Secretary, Executive Senior Vice President and Chief Financial Officer)	December 17, 2004
/s/ W. DEXTER PAINE, III W. Dexter Paine, III	Vice Chairman of the Board	December 17, 2004
/s/ KEVIN M. SCHWARTZ Kevin M. Schwartz	Director	December 17, 2004
/s/ SAUL A. FOX Saul A. Fox	Director	December 17, 2004
/s/ EUGENIO GARZA HERRERA Eugenio Garza Herrera	Director	December 17, 2004
/s/ GASPAR ALVAREZ MARTINEZ Gaspar Alvarez Martinez	Vice President, Finance and Worldwide Corporate Comptroller	December 17, 2004

SEMINIS, INC.

Index To Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of September 30, 2004 and 2003	F-3
Consolidated Statements of Operations for the Year Ended September 30, 2004, for the Day Ended September 30, 2003, for the Twelve Months Ended September 29, 2003, and for the Year Ended September 30, 2002
F-4
Consolidated Statements of Stockholders’ Equity for the Year Ended September 30, 2004, for the Day Ended September 30, 2003, for the Twelve Months Ended September 29, 2003, and for the Year Ended September 30, 2002 and 2001
F-5
Consolidated Statements of Cash Flows for the Year Ended September 30, 2004, for the Day Ended September 30, 2003 for the Twelve Months Ended September 29, 2003, and for the Year Ended September 30, 2002
F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Seminis, Inc.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Seminis, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for the year ended September 30, 2004, the day ended September 30, 2003, the twelve month period ended September 29, 2003 and the year ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation as of October 1, 2003.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
December 20, 2004

SEMINIS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of	As of
	September 30,	September 30,
	2004	2003
Assets:
Current assets
Cash and cash equivalents	$116,870	$36,824
Accounts receivable, less allowance for doubtful accounts of $10,072 and $10,439, respectively	153,173	151,578
Inventories	328,395	351,637
Prepaid expenses and other current assets	8,017	4,450

Total current assets	606,455	544,489
Property, plant and equipment, net	78,608	69,792
Intangible assets, net	69,008	73,009
Other assets	23,591	19,957

	$777,662	$707,247

Liabilities and Stockholders’ Equity:
Current liabilities
Short-term borrowings	$10,965	$20,031
Current maturities of long-term debt	1,746	2,722
Accounts payable	63,339	50,280
Accrued liabilities	106,752	87,414
Income tax payable	13,582	2,002

Total current liabilities	196,384	162,449
Long-term debt	448,816	398,538
Deferred income taxes	16,291	21,312
Minority interest in subsidiaries	1,644	1,723
Preferred shares subject to mandatory redemption	41,773	39,300

Total liabilities	704,908	623,322

Commitments and contingencies (see Note 14)
Stockholders’ Equity
Common Stock, $.01 par value; 200,000 shares authorized as of September 30, 2004 and 2003; 64,333 and 63,260 shares issued and outstanding as of September 30, 2004 and 2003, respectively	644	633
Additional paid-in capital	94,149	91,034
Accumulated deficit	(23,911)	(7,603)
Accumulated other comprehensive income (loss)	1,872	(139)

Total stockholders’ equity	72,754	83,925

	$777,662	$707,247

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Successor		Predecessor
	For the	For the	For the	For the
	Year	Day	Twelve Months Ended	Year
	Ended Sep. 30,	Ended Sep. 30,	Sep. 29,	Ended Sep. 30,
	2004	2003	2003	2002
Net sales	$525,839	$4,710	$472,695	$452,607
Cost of goods sold	235,730	1,901	179,657	171,892

Gross profit	290,109	2,809	293,038	280,715

Operating expenses
Research and development expenses	51,141	132	48,263	44,316
In-process research and development	—	10,618	—	—
Selling, general and administrative expenses	194,756	861	215,077	174,854
Amortization of intangible assets	7,993	41	16,309	17,065

Total operating expenses	253,890	11,652	279,649	236,235

Gain on sale of assets	4,298	—	1,910	5,953

Income (loss) from operations	40,517	(8,843)	15,299	50,433

Other income (expense)
Interest income	1,074	1,966	860	1,270
Interest expense	(39,723)	(701)	(33,616)	(28,989)
Interest expense from preferred shares subject to mandatory redemption	(7,089)	—	—	—
Foreign currency gain (loss)	7,045	22	1,375	(2,177)
Minority interest	(1,289)	5	(692)	(1,187)
Other, net	(4,388)	(33)	(1,466)	(795)

	(44,370)	1,259	(33,539)	(31,878)

Income (loss) before income taxes	(3,853)	(7,584)	(18,240)	18,555
Income tax expense	(12,455)	(19)	(5,827)	(2,469)

Net income (loss)	(16,308)	(7,603)	(24,067)	16,086
Preferred stock dividends	—	—	(1,994)	(11,022)
Additional capital contribution dividends	—	—	—	(3,505)
Contingent dividends payable	—	—	(16,642)	(4,161)
Discount on redemption of Class B Redeemable Preferred Stock	—	1,250	—	—
Forgiveness of dividends payable to Savia	—	1,035	—	—

Net loss available for common stockholders	$(16,308)	$(5,318)	$(42,703)	$(2,602)

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Class C		Class A		Class B
	Preferred Stock		Common Stock		Common Stock
	Number	Amount	Number	Amount	Number	Amount
Predecessor
Balance, September 30, 2001	12	$1	14,682	$147	45,142	$452

Comprehensive Income
Net income	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—
Equity adjustment for minimum Pension liability	—	—	—	—	—	—
Restricted share issuance	—	—	4,254	43	—	—
Options exercised	—	—	4	—	—	—
Dividends on additional Capital contribution	—	—	—	—	—	—
Dividends on Class B Redeemable Preferred Stock	—	—	—	—	—	—
Dividends on Class C Preferred Stock	—	—	—	—	—	—

Balance, September 30, 2002	12	1	18,940	190	45,142	452
Comprehensive Income
Net loss	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—
Equity adjustment for minimum Pension liability	—	—	—	—	—	—
Equity adjustment for interest rate swap	—	—	—	—	—	—
Additional Capital Contribution Conversion to Class C Preferred Stock	5	—	—	—	—	—
Options exercised	—	—	502	4	—	—
Dividends on Class B Redeemable Preferred Stock	—	—	—	—	—	—

Balance, September 29, 2003	17	1	19,442	194	45,142	452

Successor
Carryover equity	—	—	57,112	$571	45,142	$452
Comprehensive Loss
Net loss	—	—	—	—	—	—
Equity adjustment for Interest rate swap	—	—	—	—	—	—
Value of warrants issued in Connection with preferred stock Offering	—	—	—	—	—	—
Purchase of public shares	—	—	(15,557)	(156)	(2,319)	(23)
Purchase of shares held by Savia	—	—	(21,118)	(211)	—	—
Conversion of Class B Common Stock to Class A Common Stock	—	—	42,823	429	(42,823)	(429)
Discount on redemption of Class B Redeemable Preferred Stock	—	—	—	—	—	—
Fox Paine transaction fee	—	—	—	—	—	—
Capitalization of dividends payable to Savia	—	—	—	—	—	—
Forgiveness of dividends payable to Savia	—	—	—	—	—	—

Balance, September 30, 2003	—	—	63,260	633	—	—
Comprehensive loss
Net loss	—	—	—	—	—	—
Translation adjustment	—	—	—	—	—	—
Equity adjustment for:
Interest rate swap	—	—	—	—	—	—
Minimum pension liability	—	—	—	—	—	—
Share issuances for compensation	—	—	1,073	11	—	—

Balance, September 30, 2004	—	$—	$64,333	$644	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated	Total
	Additional		Other	Stock-
	Paid-in	Accumulated	Comprehensive	Holders’
	Capital	Deficit	Income (Loss)	Equity
Predecessor
Balance, September 30, 2001	$707,816	$(340,644)	$(48,054)	$319,718

Comprehensive Income
Net income	—	16,086	—	16,086
Translation adjustment	—	—	17,395	17,395
Equity adjustment for minimum Pension liability	—	—	(7,176)	(7,176)

				26,305
Restricted share issuance	5,966	—	—	6,009
Options exercised	—	—	—	—
Dividends on additional Capital contribution	(3,505)	—	—	(3,505)
Dividends on Class B Redeemable Preferred Stock	(2,000)	—	—	(2,000)
Dividends on Class C Preferred Stock	(9,022)	—	—	(9,022)

Balance, September 30, 2002	699,255	(324,558)	(37,835)	337,505
Comprehensive Income
Net loss	—	(24,067)	—	(24,067)
Translation adjustment	—	—	30,115	30,115
Equity adjustment for minimum Pension liability	—	—	(373)	(373)
Equity adjustment for interest rate swap	—	—	(508)	(508)

				5,167
Additional Capital Contribution Conversion to Class C Preferred Stock	—	—	—	—
Options exercised	502	—	—	506
Dividends on Class B Redeemable Preferred Stock	(1,994)	—	—	(1,994)

Balance, September 29, 2003	697,763	(348,625)	(8,601)	341,184

Successor
Carryover equity	$220,987	$—	$—	$222,010
Comprehensive Loss
Net loss	—	(7,603)	—	(7,603)
Equity adjustment for Interest rate swap	—	—	(139)	(139)

				(7,742)
Value of warrants issued in Connection with preferred stock Offering	10,700	—	—	10,700
Purchase of public shares	(67,392)	—	—	(67,571)
Purchase of shares held by Savia	(71,590)	—	—	(71,801)
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—
Discount on redemption of Class B Redeemable Preferred Stock	1,250	—	—	1,250
Fox Paine transaction fee	(13,965)	—	—	(13,965)
Capitalization of dividends payable to Savia	10,009	—	—	10,009
Forgiveness of dividends payable to Savia	1,035	—	—	1,035

Balance, September 30, 2003	91,034	(7,603)	(139)	83,925
Comprehensive loss
Net loss	—	(16,308)	—	(16,308)
Translation adjustment	—	—	846	846
Equity adjustment for:
Interest rate swap	—	—	243	243
Minimum pension liability	—	—	922	922

				(14,297)
Share issuances for compensation	3,115	—	—	3,126

Balance, September 30, 2004	$94,149	$(23,911)	$1,872	$72,754

The accompanying notes are an integral part of these consolidated financial tatements.

SEMINIS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Successor		Predecessor
	For the	For the	For the	For the
	Year	Day	Twelve Months Ended	Year
	Ended Sep. 30,	Ended Sep. 30,	Sep. 29,	Ended Sep. 30,
	2004	2003	2003	2002
Cash flows from operating activities:
Net income (loss)	$(16,308)	$(7,603)	$(24,067)	$16,086
Adjustments to reconcile net income (loss) to net cash Provided by (used in) operating activities:
Depreciation and amortization	15,341	905	30,993	32,544
Loss /(gain) on sale of fixed assets	(4,298)	—	(1,910)	(5,953)
Deferred income tax	1,841	—	3,029	(266)
Minority interest in subsidiary	1,289	(5)	692	1,187
Inventory provision	14,679	—	16,015	16,937
Gain on sale of non-core business	—	—	—	(4,971)
Compensation expense for restricted stock units	1,100	—	3,711	5,866
In-process research and development	—	10,618	—	—
Amortization of inventory step-up	47,360	—	—	—
Foreign currency (gain) / loss	(7,045)	(22)	(1,375)	2,177
Write-off of deferred financing fees	3,818	—	2,256	—
Other	(1,573)	32	5,775	5,291
Changes in assets and liabilities
Accounts receivable	2,648	(4,710)	4,092	3,212
Inventories	(36,406)	1,220	(7,101)	(5,866)
Prepaid expenses and other assets	(10,188)	(12,839)	(12,124)	(8,226)
Current income taxes	4,678	19	(2,687)	487
Accounts payable	11,744	802	8,641	(7,403)
Other liabilities	22,301	(362)	5,133	(13,029)

Net cash provided by (used in) operating activities	50,981	(11,945)	31,073	38,073

Cash flows from investing activities:
Purchases of fixed and intangible assets	(17,280)	(6,337)	(16,377)	(14,826)
Proceeds from disposition of assets	6,308	—	10,229	28,517
Proceeds from sale of non-core business	—	—	—	17,551
Other	(1,311)	—	(539)	(258)

Net cash provided by (used in) investing activities	(12,283)	(6,337)	(6,687)	30,984

Cash flows from financing activities:
Proceeds from long-term debt issuances	167,687	207,000	711	1,855
Proceeds from issuance of senior subordinated notes	—	190,000	—	—
Proceeds from issuance of mandatory redeemable stock	—	39,300	—	—
Proceeds from issuance of warrants	—	10,700	—	—
Repayments of long-term debt	(117,591)	(228,235)	(18,799)	(67,869)
Proceeds from short term borrowings	8,155	—	27,870	39,374
Repayments of short-term borrowings	(17,026)	—	(39,083)	(31,768)
Dividends paid	—	(20,460)	—	—
Redemption of Class B Redeemable Preferred Stock	—	(23,750)	—	—
Purchase of shares held by Savia	—	(71,801)	—	—
Purchase of public shares	—	(67,571)	—	—
Fox Paine transaction fee	—	(13,965)	—	—
Other	(624)	—	647	4

Net cash provided by (used in) financing activities	40,601	21,218	(28,654)	(58,404)

Effect of exchange rate changes on cash and cash equivalents	747	—	1,351	3,829

Increase (decrease) in cash and cash equivalents	80,046	2,936	(2,917)	14,482
Cash and cash equivalents, beginning of period	36,824	33,888	36,805	22,323

Cash and cash equivalents, end of period	$116,870	$36,824	$33,888	$36,805

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.
Notes To Consolidated Financial Statements
(In thousands, except per share data)

Note 1 — Summary of Significant Accounting Policies

Description of Business

Seminis, Inc. (the “Company”) is the leading worldwide developer, producer and marketer of vegetable and fruit seeds. The Company was a majority-owned subsidiary of Savia, S.A. de C.V. (“Savia”) and effectively began operations when it purchased Asgrow Seed Company (“Asgrow”) in December 1994. As a result of the acquisition transactions, which were completed on September 29, 2003 (see Notes 2 and 3 of our consolidated financial statements), Fox Paine & Company, LLC, together with its affiliates and co-investors (collectively, “Fox Paine”), became the Company’s majority shareholder.

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

As a result of the acquisition transactions described in Note 3, which were completed on September 29, 2003, the Company has presented its results of operations, changes in stockholders’ equity and cash flows on a predecessor/successor basis. The successor periods include the fiscal year ended September 30, 2004 and the one day ended September 30, 2003 while the predecessor periods include the 364 days ended (referred to herein as the “twelve months ended”) September 29, 2003, and the fiscal year ended September 30, 2002.

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

Inventories

Inventories are stated at the lower of cost or estimated net realizable value, adjusted for the acquisition transactions described in Note 3. Costs for substantially all inventories are determined using the first-in, first-out (“FIFO”) method and include the cost of materials, direct labor and the applicable share of overhead costs. Unharvested crop-growing costs are included as part of inventory and represent costs incurred to plant and maintain seed crops which will be harvested during the subsequent fiscal year. Inventories are periodically reviewed and reserves established for deteriorated, excess and obsolete items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, adjusted for the acquisition transactions as described in Note 3. Provisions for depreciation have been made using the straight-line and accelerated methods for financial reporting purposes and accelerated methods for tax purposes. Estimated useful lives generally range from 5 to 40 years for buildings and improvements and from 3 to 20 years for machinery and equipment.

Impairment of Long-Lived Assets

We account for impairment of long-lived assets in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, we perform a recoverability evaluation. If the evaluation indicates that the carrying amount of the asset is not recoverable from our undiscounted cash flows, then an impairment loss is measured by comparing the carrying amount of the asset to its fair value.

Goodwill

Prior to fiscal year 2002, goodwill was amortized over 15 years on a straight-line basis. We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” in fiscal year 2002. In accordance with SFAS 142, goodwill is tested at least annually for impairment utilizing a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows. If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to the carrying amount to determine impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. There was no goodwill at September 30, 2004 and 2003, as a result of the acquisition transactions as described in Note 3.

Capitalized Software Costs

Costs of computer software developed and obtained for internal use are capitalized and amortized over respective license periods or expected useful lives, which range from three to five years. Capitalized computer software costs include external direct costs for licenses and services and payroll and payroll-related costs for employees who are directly associated with developing or installing such software. Such costs were adjusted in fiscal year 2003 as described in Note 3.

Seedmen’s Errors and Omissions

The Company maintains third party seedmen’s errors and omissions insurance covering claims by growers for losses incurred as a result of seed quality or errors arising in fulfilling customer orders. Such policies are subject to annual renewal and revision and have coverage limits, deductibles and other terms. Provisions are made for anticipated losses in excess of coverage amounts provided by insurance based on historical experience, expected resolution and actuarial analysis. The Company performs ongoing evaluations of such claims and adjusts reserves as necessary to reflect expected settlements. In general, the amounts estimated approximate actual settlements.

Research and Development Expenses

Research and development costs are charged to operations as incurred. Costs attributable to in-process research and development activities acquired in purchase transactions were written-off at the date of acquisition.

Income Taxes

Income taxes are determined in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax basis of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established to reduce deferred taxes to the amount that is more likely than not to be realized.

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

Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, notes receivable, accounts payable, accrued liabilities, debt and preferred shares subject to mandatory redemption. These balances are stated in the consolidated financial statements at amounts that approximate fair market value unless separately disclosed in the Notes to Consolidated Financial Statements.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income primarily consists of its reported net income or loss, changes in foreign currency translation adjustments, changes in the minimum pension liability adjustment and changes in the fair value of derivatives which qualify as effective cash flow hedges.

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

	Successor	Predecessor
	For the Day	For the Twelve
	Ended	Months Ended	For the Year Ended
	September 30,	September 29,	September 30,
	2003	2003	2002
Net loss available for common stockholders, as reported	$(5,318)	$(42,703)	$(2,602)
Add: Employee stock option expense included in reported net loss, net of related tax effects	—	—	—
Deduct: Total employee stock option expense determined under fair value method for awards, net of related tax effects	—	(1,887)	(769)

Pro forma net loss	$(5,318)	$(44,590)	$(3,371)

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

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Prior to fiscal year 2003, the Company had no derivative instruments. In September 2003, the Company purchased an interest rate swap agreement, which qualifies as a cash flow hedge under SFAS No. 133.

Accounting for Shipping and Handling Fees and Costs

The Company accounts for shipping and handling fees and costs in accordance with the provisions of EITF 00-10, “Accounting for Shipping and Handling Fees and Costs”. EITF 00-10 requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. It also states that a company may record shipping and handling costs in cost of sales. If such costs are significant and are not included in cost of sales (that is, if those costs are accounted for together or separately on other income statement line items), a company should disclose both the amount(s) of such costs and the line item(s) on the income statement that include them. Freight and handling charges of $4.2 million, $4.4 million and $4.3 million related to customer shipping were stated on a gross basis in selling expense with a corresponding $4.2 million, $3.6 million and $3.1 million of revenue stated in net sales in fiscal years 2004, 2003 and 2002, respectively.

Supplementary Cash Flow Information

	Successor		Predecessor
	For the	For the	For the	For the
	Year	Day	Twelve Months	Year
	Ended Sep. 30,	Ended Sep. 30,	Ended Sep. 29,	Ended Sep. 30,
	2004	2003	2003	2002
Cash paid for interest	$31,710	$—	$27,874	$25,407
Cash paid for income taxes	5,936	—	5,485	2,248
Supplemental non-cash transactions:
Class C Preferred Stock dividends	—	—	—	9,022
Class B Redeemable Preferred Stock Dividend	—	—	1,994	2,000
Additional capital contribution dividends	—	—	—	3,505
Discount on redemption of Class B
Redeemable Preferred Stock	—	1,250	—	—
Forgiveness of dividends payable to Savia	—	1,035	—	—

Recent Accounting Pronouncements

In November 2004, FASB Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”), was issued. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 will become effective beginning in fiscal 2006. We are in the process of assessing the impact SFAS No. 151 will have on our financial position and results of operations.

In March 2004, the FASB issued an exposure draft entitled “Share-Based Payment” to amend SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows”. The proposed standard’s effective date will apply to awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. This proposed standard would eliminate the ability to account for share-based compensation using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. This exposure draft would require the Company to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Management will continue to evaluate the impact that the exposure draft will have on the Company’s financial position and results of operations.

In December 2003, the FASB reissued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in the original SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised Statement also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of the original SFAS No. 132 will remain in effect until the provisions of this Statement are adopted. Certain new provisions are effective for financial statements with fiscal years ending after December 15, 2003, while other provisions are effective for fiscal years ending after June 15, 2004. The interim period disclosures are effective for interim periods beginning after December 15, 2003. See Note 13 “Pensions and Other Postretirement Benefits,” for disclosures required under the revised SFAS No. 132.

In December 2003, FASB reissued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. The provisions of this Interpretation are effective for the Company for interim periods ending after March 15, 2004. The adoption of this Interpretation has not had a significant impact on the Company’s financial results of operations and financial position.

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

In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company has adopted FASB Statement No. 123 under the provisions of SFAS No. 148 on October 1, 2003, see Note 13 Benefit Plan (Stock Based Compensation) for related disclosure under this provision.

Recent Tax Legislation

The United States Congress passed the American Jobs Creation Act of 2004 (the “Act”), which the President signed into law on October 22, 2004. Key provisions of the Act include a temporary incentive for U.S. multinational corporations to repatriate foreign earnings, a domestic manufacturing deduction, and international tax reforms designed to improve the global competitiveness of U.S. businesses. In accordance with SFAS 109, “Accounting for Income Taxes,” we will reflect the effects of the Act, if any, in the first quarter of fiscal 2005 as part of income tax expense for the period. We are still evaluating the impact of the Act on the Company. Accordingly, we have not yet determined its impact on our effective tax rate and on our deferred tax assets and liabilities.

Note 2 — Acquisition Transactions / Liquidity

Under the acquisition transactions, in September 2003, the Company became a privately held company by acquiring all of its publicly held shares of Class A common stock, shares of Class B common stock and shares of Class B and Class C Redeemable Preferred Stocks. The Company also repaid the $216.6 million of principal outstanding under its senior credit facility, and the $11.6 million mortgage on its Oxnard real property. In order to fund these transactions and other related expenses, Fox Paine purchased shares of the Company’s common stock for a purchase price of $163.2 million, and the Company issued $190.0 million of ten year, 10 -1/4% senior subordinated notes, established a senior secured credit facility that consisted of a $190.0 million term loan and a $60.0 million revolving loan (none of which was outstanding at September 30, 2003), borrowed $17.0 million under a new mortgage note, and issued PIK Preferred Stock along with warrants to purchase 3.9 million shares of common stock for combined proceeds of $50.0 million (see Note 11 — PIK Preferred Stock).

Upon completion of the acquisition transactions, the Company had total indebtedness of $421.3 million as of September 30, 2003 compared to $252.5 million before the transactions.

On January 23, 2004, the Company issued an additional $140.0 million of its 10 -1/4% senior subordinated notes, at a premium of $12.6 million. These notes have identical terms and conditions as the $190.0 million of senior subordinated notes issued as part of the acquisition transactions on September 29, 2003. The net proceeds from the additional notes, after deducting underwriting discounts and other expenses, were approximately $145.6 million. These net proceeds from the offering were used to repay $100.0 million and $15.0 million of the borrowings under the term loan portion and revolver portion, respectively, of Company’s senior secured credit facility and for general corporate purposes.

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

The Company’s total indebtedness as of September 30, 2004 was $461.5 million, of which $88.9 million were borrowings under Company’s term loan, $341.7 million were borrowings under our senior 10 -1/4% subordinated notes (including $11.7 million of remaining premium balance, which will be amortized over the life of the notes and reduces interest expense), and $17.0 million, $1.3 million, and $12.6 million were borrowings by its United States, Spanish, and South Korean subsidiaries, respectively. The Company also has $41.8 million of preferred shares subject to mandatory redemption (see Note 11 — PIK Preferred Stock). As of September 30, 2004, the Company has cash and cash equivalents of $116.9 million.

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

Note 3 — Accounting Effects of the Acquisition Transactions

Overview

On May 30, 2003, the Company and certain other parties entered into a number of agreements pursuant to which a newly incorporated entity was formed to effect the acquisition transactions whereby the Company became a privately held company and Fox Paine acquired 75.1% of the outstanding common stock of the Company. On September 29, 2003, the acquisition transactions were completed.

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

Carrying Value Adjustments

The 75.1% of deemed assets acquired and liabilities assumed in connection with the acquisition transactions were originally recorded at their estimated fair market values based on an independent appraisal and 24.9% of the historical bases were carried over, however, these values were in excess of the proportionate purchase price paid by Fox Paine. Accordingly, the negative goodwill totaling $433.4 million was allocated against the value of non-current assets on a proportionate basis. The following summarizes the fair market values, subsequent adjustments and the adjusted carrying values of the net assets acquired as of September 29, 2003:

		FMV	24.9%	Negative	Adjusted Basis
	Historical	Of 75.1%	Carryover	Goodwill	As of
	Basis	Acquired	Basis	Allocation	September 29, 2003
Current assets, excluding inventory	$185,206	$139,017	$46,190	$—	$185,207
Inventory	279,680	283,107	69,751	—	352,858
Property, plant & equipment	166,943	125,308	41,635	(106,589)	60,354
Goodwill	106,056	—	—	—	—
Intangibles	51,533	331,693	12,852	(271,536)	73,009
In-process R&D	—	58,547	—	(47,929)	10,618
Other long-term assets	18,463	13,859	4,605	(7,338)	11,126
Current liabilities	(466,697)	(354,905)	(116,392)	—	(471,297)

	$341,184	$596,626	$58,641	$(433,392)	$221,875

Inventories

The increase in inventory value of $73.2 million, reflecting the fair market value adjustment, is being expensed as the inventory is sold, which was expected to be over a 16 month period from September 29, 2003, the date of acquisition, based on an estimated inventory turn. The amortization period was changed to 18 months based on the actual inventory turn of fiscal year 2004.

Depreciation and Amortization

The effect of the negative goodwill allocation to the non current assets resulted from the acquisition transactions was the write-down of the non-current assets. Therefore, the related depreciation and amortization expense are lowered.

Other

Intangible assets are being amortized on a straight-line basis over periods between five and forty years, and in-process research and development was immediately expensed in the results of the successor entity for the one-day period ended September 30, 2003.

Note 4 — Global Restructuring and Optimization Plan

In February 2000, the Company announced a cost-saving initiative designed to streamline operations, increase utilization of facilities and improve efficiencies that was implemented in phases. Cost relating to the plan were recognized in fiscal years 2000 and 2001 and cash expenditures relating to the plan have been charged against previously established reserves. To date, there has been no material adjustments to amounts accrued under the plan. The remaining $0.5 million reserve balance is expected to be utilized in fiscal year 2005.

The remaining components of the restructuring accruals are as follows:

Severance and
related expenses (In millions)
Predecessor
2002
Balance Sep. 30, 2001	$11.9
Additional Charges	0.0
Amounts Incurred	(8.6)

Balance Sep. 30, 2002	3.3
2003
Additional Charges	0.0
Amounts Incurred	(2.6)

Balance Sept 29, 2003	$0.7

Successor
2003
Additional Charges	$0.0
Amounts Incurred	(0.0)

Balance Sep. 30, 2003	$0.7

2004
Additional Charges	$0.0
Amounts Incurred	(0.2)

Balance Sept. 30, 2004	$0.5

Note 5 — Inventories

Inventories consist of the following at September 30, 2004 and 2003:

	As of	As of
	September 30,	September 30,
	2004	2003
Seed	$296,662	$324,006
Unharvested crop growing costs	22,577	19,488
Supplies	9,156	8,143

Total net inventories	$328,395	$351,637

Inventories are presented net of reserves of $72,409 and $79,531 at September 30, 2004 and 2003, respectively. As described in Note 3, as part of the acquisition transactions, inventories were stepped-up by $73.2 million as of September 30, 2003. In fiscal year 2004, $47.4 million of the inventory step-up was amortized and charged to cost of sales. The remaining $25.8 million of inventory step-up will be expensed as the inventory is sold, which is expected to occur by March 2005.

Note 6 — Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30, 2004 and 2003:

	As of	As of
	September 30,	September 30,
	2004	2003
Land	$16,608	$16,712
Buildings and improvements	41,454	40,658
Machinery and equipment	15,213	12,088
Construction in progress	7,547	1,239

	80,822	70,697
Less: accumulated depreciation	(2,214)	(905)

	$78,608	$69,792

As described in Note 3, as part of the acquisition transactions, the cost basis and related accumulated depreciation of the Company’s fixed assets were written down by $106.6 million as of September 30, 2004. Depreciation expense of $7.3 million, $15.5 million and $15.5 million were recorded for fiscal year 2004, 2003 and 2002, respectively. Fiscal year 2004 depreciation expense was reduced by $7.6 million due to impact of purchase accounting from the acquisition transactions.

Note 7 — Intangible Assets

Intangible assets at September 30, 2004 and 2003 consist of the following:

	September 30, 2004			September 30, 2003
					Purchase
	Gross Carrying	Accumulated	Adjusted	Revalued	Accounting	Adjusted
	Amount	Amortization	Amount	Amount	Adjustment	Amount
Amortizable intangible assets:
Germplasm	$25,911	$(1,685)	$24,226	$115,544	$(89,713)	$25,831
Software	13,298	(3,269)	10,029	9,984	(553)	9,431
Trademarks	8,749	(637)	8,112	30,232	(21,507)	8,725
Existing product technology	24,166	(2,076)	22,090	138,431	(114,292)	24,139
Customer relationships	4,877	(326)	4,551	50,354	(45,471)	4,883

	$77,001	$(7,993)	$69,008	$344,545	$(271,536)	$73,009

Aggregate amortization expense was $8.0 million, $16.3 million, and $17.1 million for the year ended September 30, 2004, the twelve months ended September 29, 2003 and the year ended September 30, 2002, respectively. Amortization periods for Germplasm and Software are 40 years and 5 years, respectively, and Trademarks, Existing Product Technology, and Customer Relationships are 15 years. The weighted average of the amortization period for intangible assets is approximately 14.5 years. Estimated amortization expense for the next five years is as follows:

Year Ending September 30
2005	$7,396
2006	7,396
2007	7,396
2008	6,237
2009	4,599

The Company had no goodwill recorded in the year ended September 30, 2004. Changes in the net carrying amount of goodwill for the year ended September 30, 2003, were as follows:

Amount
Balance as of September 30, 2002	$98,931
Goodwill acquired during the period	—
Impairment losses	—
Translation adjustments and others	7,125
Purchase accounting adjustment	(106,056)

Balance as of September 30, 2003	$0

In accordance with SFAS No. 142, impairment for goodwill was analyzed resulting in no impairment in fiscal year 2002. As a result of the acquisition transactions described in Note 3, all goodwill was written off at September 30, 2003. Furthermore, research and development assets totaling $10.6 million, which was determined by an independent appraisal service (after negative goodwill adjustments) were written off as part of research and development expenses during the one-day period ended September 30, 2003.

Note 8 — Accrued Liabilities

Accrued liabilities consist of the following at September 30, 2004 and 2003:

	As of	As of
	September 30,	September 30,
	2004	2003
Employee salaries and related benefits	$58,572	$51,632
Severance	454	672
Seedmen’s errors and omissions	8,823	7,181
Interest	17,914	368
Merger & refinancing transactions	—	9,115
Other	20,989	18,446

	$106,752	$87,414

Note 9 — Long-Term Debt

Long-term debt consists of the following at September 30, 2004 and 2003:

	As of	As of
	September 30,	September 30,
	2004	2003
Senior secured credit facility borrowings	$88,850	$190,000
Senior subordinated notes	330,000	190,000
Mortgage notes	16,735	17,000
South Korean borrowings due in annual installments through 2013	1,612	1,858
Other borrowings	13,365	2,402

	450,562	401,260
Less current portion	(1,746)	(2,722)

	$448,816	$398,538

As of September 30, 2004, long-term debt maturities are as follows:

Year Ending September 30
2005	$1,746
2006	1,747
2007	1,574
2008	1,566
2009	85,862
Thereafter	358.067

$450,562

The fair market value of the senior subordinated notes at September 30, 2004 was approximately $488,512.

Old Syndicated Credit Facility

During fiscal years 2002 and 2003, the Company maintained a credit facility with a syndicated lending group, which originated in 1999. The Company was precluded from making any additional borrowings and was required to make certain principal payments throughout fiscal years 2002 and 2003 with any remaining amount outstanding due upon the expiration of the facility scheduled for December 31, 2003. Interest on this facility was determined using a grid formula based on the greater of the sum of the base rate and 3.5% or an interest rate that ranged from 9.0% to 10.25%. On September 29, 2003, the outstanding principal balance of $216.6 million was repaid with proceeds from the Company’s new financing arrangements and unamortized loan fees totaling $2.2 million were written-off. This charge is reflected in the predecessor results of operations for the twelve months ended September 29, 2003.

Senior Secured Credit Facility

On September 29, 2003, the Company’s principal domestic operating subsidiary, Seminis Vegetable Seeds, Inc., entered into a senior secured credit facility with a group of lenders. The Company and its other wholly-owned domestic subsidiaries guarantee the obligations under the senior secured credit facility. The senior secured credit facility originally provided for a $190.0 million term loan and a revolving line of credit for borrowings up to an aggregate principal amount of $60.0 million. The Company amended the senior secured credit facility on January 15, 2004 such that it now provides a $90.0 million term loan and a revolving line of credit for borrowings up to an aggregate principal amount of $75.0 million, and amortizes in quarterly installments equal to 1.0% per annum or $0.2 million per quarter for the first five and 1/2 years, and with the balance of the term loan due in a single payment at the end of the sixth year. The first quarterly payment was paid on March 31, 2004. The $75.0 million revolving credit facility will mature in five years from the closing date of the acquisition transactions and does not amortize (none of which was drawn as of September 30, 2004, and $2.6 million of which was committed under letters of credit). Both facilities may be voluntarily prepaid in whole or in part without premium or penalty. Additionally, based upon formulas stated in the amended senior secured credit facility and subject to certain exceptions, all or a portion of the proceeds from the issuance of equity interests or equity rights, debt issuances, asset sales, proceeds from insurance recoveries and excess cash flow must be used to pay down the outstanding balance under the term loan facility.

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

On September 30, 2004, the outstanding balance of the term loan under the senior secured credit facility was $88.9 million with a variable interest rate of 3.49%, and the Company is in compliance with its financial covenants.

10¼% Senior Subordinated Notes

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

On September 30, 2004, the outstanding balance of the 10¼% senior subordinated notes was $330.0 million and a remaining premium balance of $11.7 million.

Mortgage Notes

In March 2000, the Company issued a $17.2 million promissory note, which was secured by the Company’s global headquarters facility. The variable rate of interest on the original note was based on LIBOR plus 2.5%. As of September 29, 2003, principal outstanding on this note totaling $11.6 million was repaid with proceeds from a new $17.0 million mortgage. Interest on the new note is based on LIBOR plus 2.0%, adjustable on the first day of each month. Simultaneous with entering into the new mortgage, the Company entered into an interest rate swap agreement (extending for a seven year term) to swap the floating interest rate for a 6.3% fixed interest rate. The loan amortizes in scheduled annual payments of approximately $0.2 million to $0.4 million, with a payment of the final remaining balance due on October 1, 2010.

On September 30, 2004, the outstanding balance of the mortgage note was $16.7 million with a fixed interest rate of 6.3%, and the market value of the interest rate swap was a liability to Seminis of $0.4 million.

South Korean Borrowings

The Company’s South Korean subsidiary has a number of loan facilities maturing from the end of fiscal year 2004 to 2013. Borrowings under these facilities carry interest rates of between 4.0% and 6.0%.

Other Borrowings

Other borrowings consisted of various domestic and foreign, government and non-government loans of less than $1.5 million each, bearing interest annually at average rates of 9.82% through 2013 for fiscal years 2004, and 7.35% through 2013 for fiscal year 2003.

For the fiscal years ended September 30, 2004, 2003 and 2002, the Company incurred interest at a weighted-average rate of 8.68%, 7.26% and 8.90% per annum, respectively.

Note 10 — Capital Stock and Liabilities Subject to Mandatory Redemption

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

The Class B Redeemable Preferred Stock had no voting rights. The Company paid quarterly dividends on all issued shares of Class B Redeemable Preferred Stock at a rate of 8% per year. Dividends were cumulative if unpaid and were added to the redemption value of the shares. The liquidation value of the shares was equal to the redemption value at any point in time. Class B Redeemable Preferred Stock was not redeemable at the option of the holder. The Company had to redeem all outstanding shares of the Class B Redeemable Preferred Stock on October 1, 2005.

As part of the acquisition transactions described in Note 3, the Company redeemed all of its Class B Redeemable Preferred Stock for $30.2 million including $6.5 million of accrued dividends. At the time when the stock was redeemed, the carrying value was $25.0 million. The $1.3 million discount on the redemption of the Class B Redeemable Preferred Stock was credited to additional paid-in capital.

Common Stock

The Company is authorized to issue up to 200,000 shares of Common Stock. Currently, no shares have been reserved for issuance of stock options. Common Stock is entitled to one vote per share. As of September 30, 2004 and 2003, the Company had 64,333 and 63,260 shares outstanding.

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

As described in Note 3 (Accounting Effects of the acquisition transactions), 2,319 shares of Class B common stock were purchased from the Ball family and retired. 2,208 shares of Class B common stock were converted into Class A common stock and remain outstanding. The remaining 40,615 shares of Class B common stock held by Savia were essentially cashed out as part of the acquisition transactions.

Class C Preferred Stock

The Company was authorized to issue up to 14 shares of its Class C Preferred Stock. In December 1998, Savia made an equity investment in Seminis of $10,000 in exchange for 1 share of Class C Preferred Stock to finance the purchase of shares of Hungnong, which Seminis was obligated to purchase from the minority shareholders. In March 1999, Savia made an additional equity investment in Seminis of $20,000 in exchange for 2 shares of Class C Preferred Stock to finance working capital requirements. In July 1999, the Company converted $12,300 of an intercompany advance from Savia into 1.2 shares of Class C Preferred Stock. In April, May and June 2000, the company converted $22,000, $14,000 and $6,000, respectively, of intercompany advances from Savia into 2.2 shares, 1.4 shares and .6 shares of Class C Preferred Stock. In August and September 2000, Savia made additional equity investments of $10,000 and $14,000, respectively, in exchange for 1.0 shares and 1.4 shares of Class C Preferred Stock.

Shares of Class C Preferred Stock had no voting rights and were redeemable at the option of the Company. Dividends accrued cumulatively at the rate of 10% per year and were payable quarterly. Dividends payable through January 2001 were payable by issuing additional fully paid and non-assessable shares of Class C Preferred Stock. Subsequently, the dividends were part of the accrued liabilities.

The liquidation value of Class C Preferred Stock at September 30, 2002, included $18,011 of accrued cash dividends classified in accrued liabilities. All shares of Class C Preferred Stock were subject to the exchange transaction described below.

Additional Capital Contributions

In October and November 2000, the Company received additional capital contributions of $31.9 million and $14.0 million, respectively, from Savia to finance additional working capital requirements. Dividends were accrued at the rate of 10% per year.

On October 1, 2002 the Board of Directors approved the conversion of the Savia additional capital contribution and the associated paid-in-kind dividends that totaled $46.7 million to be converted to 4.67 shares of Class C Preferred Stock. Concurrently, the Board also adopted a resolution authorizing and directing an increase in the number of shares designated as Class C Preferred Stock from 14.4 shares to 16.7 shares.

Exchange Transaction

The Company entered into an exchange agreement with its majority shareholder, Savia S.A. de C.V. as of July 1, 2002 to exchange all of its outstanding Seminis Class C Preferred Stock (including accrued PIK dividends) having a principal value of $120.2 million, additional paid-in capital (including accrued PIK dividends) of $46.7 million and accrued and unpaid cash dividends of $10.0 million into 37.7 million shares of Seminis Class A common stock. The remaining accrued and unpaid cash dividends on the Class C Preferred Stock of $15.0 million remained due and payable, and were paid in cash by the Company in accordance with the terms of the exchange agreement. This unpaid obligation accrued interest at 10.0% and increased the liability to $17.0 million as of September 29, 2003. On July 3, 2002, the Company received an opinion from UBS Warburg that, as of such date, the number of shares of Class A common stock to be received by Savia in the exchange was fair from a financial point of view to the holders of the Company’s Class A common stock and Class B common stock (in each case other than Savia and its affiliates and other than holders of the Company’s Class B common stock that also hold shares of the Company’s Class B Redeemable Preferred Stock). The exchange agreement was approved by the Company’s Board of Directors on July 3, 2002 and was approved by stockholders on September 26, 2002. Although the exchange agreement was approved by the stockholders at the Annual Meeting, it was subject to customary closing conditions and approvals by creditors of Savia and the Company. As part of the acquisition transactions described in Note 3, the exchange transaction was finalized; however, only cash dividends and interest totaling $14.0 million were paid to Savia. Accrued interest totaling $2.0 million was reversed in the statement of operations and accrued dividends of $1.0 million were reversed as a credit to additional paid-in capital.

Common Stock Options

In connection with the acquisition transactions described in Note 3, the Company issued two options to Desarrollo Consolidado de Negocios, S.A. de C.V., an affiliate of Mr. Romo, which allowed it to acquire a combined 29.6% of the fully diluted shares of the Company’s common stock for $3.40 per share. The first option is immediately exercisable and permits Desarrollo Consolidado de Negocios, S.A. de C.V. to acquire 14.5 million shares, or 13.8% percent. The second option allows Desarrollo Consolidado de Negocios, S.A. de C.V. to acquire an additional 15.8% of the Company’s common stock but is only exercisable if Fox Paine achieves a 26.0% rate of return on its initial investment in 3 years.

Options

Certain executives of the Company have “rolled over” their option rights from pre-acquisition stock option grants, and as of September 30, 2004, there are approximately 1.7 million options outstanding.

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

For the fiscal year ended September 30, 2004, the Company recorded $1.1 million of compensation expense for restricted stock units, based on 280 shares at approximately $3.92 per share.

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

Warrants

See Note 11 –– PIK Preferred Stock

Note 11 –– PIK Preferred Stock

The Company issued shares of PIK Preferred Stock with an aggregate liquidation preference of $50.0 million as part of the acquisition transactions. In connection with the sale of PIK Preferred Stock, the Company issued warrants to purchase shares of Company common stock representing approximately 3.7% of the shares of Company common stock on a fully diluted basis at an exercise price of $3.40 per warrant. The warrants were valued at $10.7 million as other equity at September 30, 2003. The warrants shall expire on the earlier to occur of (a) the date on which the number of warrant shares is reduced to zero, and (b) the tenth anniversary of September 29, 2003. The shares of PIK Preferred Stock are mandatory redeemable at liquidation value on October 1, 2014.

Holders of shares of the PIK Preferred Stock are entitled to receive paid in kind dividends (or at the sole discretion of the Company, cash dividends) at the annual rate of 12.0% of liquidation preference per share, compounded quarterly, provided that after the occurrence of, and during the continuance of, specified events of default such as the occurrence of a default in the performance of, or compliance with, any term of material indebtedness, which caused acceleration of debt repayment, holders of shares of the PIK Preferred Stock are entitled to receive paid in kind dividends (or in the sole discretion of the Company, cash dividends) at the annual rate of 14.0% of liquidation preference per share, compounded quarterly.

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

Unless the holders of a majority of the outstanding shares of PIK Preferred Stock otherwise consent, the Company may not approve a change of control unless, in connection with the change of control, the Company is permitted to make and consummate a change of control offer. Upon the occurrence of a change of control, holders of shares of PIK Preferred Stock would have the right to require the Company to repurchase their shares of PIK Preferred Stock at a purchase price equal to 101% of the liquidation preference, plus an amount in cash equal to accrued and unpaid dividends.

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

The ability of the Company to pay cash dividends on the PIK Preferred Stock or to redeem the PIK Preferred Stock is dependent on the ability of Seminis Vegetable Seeds, a subsidiary of the Company, to dividend funds to the Company, whose ability is limited by the terms of our senior secured facility and the notes. The company paid $4.6 million of PIK preferred stock cash dividend recorded as interest expense during the fiscal year 2004, and $1.5 million was payable at September 30, 2004.

The preferred shares subject to mandatory redemption were stated at $41.8 million and $39.3 million as of September 30, 2004 and 2003, respectively. The accretion of the preferred shares subject to mandatory redemption and their paid-in-kind dividends are recognized as interest expense through the term of the agreement. For the year ended September 30, 2004, this interest expense totaled $7.1 million.

Note 12 — Income Taxes

Income (loss) from continuing operations before income taxes and extraordinary items consists of the following:

	Successor		Predecessor
	For the	For the	For the	For the
	Year	Day	Twelve Months	Year
	Ended Sep. 30,	Ended Sep. 30,	Ended Sep. 29,	Ended Sep. 30,
	2004	2003	2003	2002
U.S. operations	$(26,688)	$(3,307)	$(40,448)	$(9,952)
Foreign operations	22,835	(4,277)	22,208	28,507

	$(3,853)	$(7,584)	$(18,240)	$18,555

The expense (benefit) for income taxes consists of the following:

	Successor		Predecessor
	For the	For the	For the	For the
	Year	Day	Twelve Months	Year
	Ended Sep. 30,	Ended Sep. 30,	Ended Sep. 29,	Ended Sep. 30,
	2004	2003	2003	2002
Current:
Federal	$1,388	$––	$97	$(5,909)
State	337	––	72	(441)
Foreign	8,889	19	2,629	9,085

	10,614	19	2,798	2,735

Deferred:
Federal	1,991	––	1,465	2,065
State	––	––	127	179
Foreign	(150)	––	1,437	(2,510)

	1,841	––	3,029	(266)

	$12,455	$19	$5,827	$2,469

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2004 and 2003 are as follows:

	As of Sep. 30,	As of Sep. 30,
	2004	2003
Deferred tax assets:
Accounts receivable	$2,686	$2,664
Inventories	12,938	12,037
Other accruals	7,897	9,054
Net operating loss carryforwards and other tax credits	51,293	56,788

Total deferred tax assets	74,814	80,543
Valuation allowances and reserves	(48,433)	(57,832)

Net deferred tax assets	26,381	22,711

Deferred tax liabilities:
Fixed and intangible assets	(19,020)	(21,091)
Accrued taxes on undistributed foreign earnings	(23,652)	(22,932)

Total deferred tax liabilities	(42,672)	(44,023)

	$(16,291)	$(21,312)

The valuation allowance for deferred tax assets as of September 30, 2004 and 2003 was $48,433 and $57,832, respectively. The net change in the total valuation allowance and reserves for the years ended September 30, 2004 and 2003 was a decrease of $9,399 and an increase of $772, respectively. The decrease in 2004 was primarily due to a reclassification of United States tax reserves of $6,550 to the income taxes payable account related to tax contingencies for federal and state tax audits, the write-off of certain foreign tax credits totaling $2,595 and the partial utilization totaling $2,276 of NOLs in the Netherlands which had been fully reserved, offset by an increase to the valuation allowance of $5,567 for current year losses in the United States for which no benefit has been recognized. In addition, in 2004, the Company reassessed the need for a valuation allowance associated with remaining NOLs in the Netherlands. Based on the trend of recent profits as well as projections of future taxable income, the Company determined that it was more likely than not that this deferred tax asset would be realized. Accordingly, the Company released $3,545 of previously established valuation allowance. The increase in the valuation allowance during 2003 consisted of partial utilization of NOL’s in the Netherlands which had been fully reserved, offset by additional losses generated in the United States for which no benefit was recorded.

The Company’s tax asset of $51,293 for net operating loss and foreign tax credit carryforwards include balances relating to a Netherlands net operating loss carryforward of $14,266 that has an indefinite life and a United States net operating loss carryforward of $67,969 which will expire in 2020 and 2024.

To address cash flow needs in the United States, the repatriation strategy for earnings in South Korea was changed during fiscal year 2001. Accordingly, United States tax was recorded for previously undistributed South Korean earnings. The earnings for certain other foreign subsidiaries will only be repatriated to the United States to the extent the foreign taxes can be utilized as foreign tax credits against federal taxes.

The expense (benefit) for income taxes varies from income taxes based on the federal statutory rate as follows:

	Successor		Predecessor
	For the	For the	For the	For the
	Year	Day	Twelve Months	Year
	Ended Sep. 30	Ended Sep. 30,	Ended Sep. 29,	Ended Sep. 30,
	2004	2003	2003	2002
Income tax (benefit) at statutory Federal rate	$(1,349)	$(2,654)	$(6,384)	$6,494
State and local income tax (benefit), net of federal income tax effect	––	––	(92)	170
Research and other tax credits	(160)	(38,944)	(159)	(724)
Repatriated foreign earnings	—	34,809	2,691	––
Foreign earnings taxed at different rates	(176)	––	(42)	2,599
Net increase (decrease) in valuation allowance and reserves	(254)	4,135	(3,363)	(5,709)
NOL utilization and FTC carryback	—	—	8,844	––
Non-deductible PIK Preferred Stock interest expense	2,490	—	—	—
Non-deductible purchase accounting amortization	11,386	—	—	—
Non-deductible transaction costs	––	—	4,288	––
Other permanent items	163	—	––	––
In-process research and development	––	3,716	––	––
Other	355	(1,043)	44	(361)

	$12,455	$19	$5,827	$2,469

Note 13 — Employee Benefits

Pension and Retirement Plans

U.S. Plans. The Company maintains a qualified Company-sponsored defined contribution savings plan covering eligible employees. Company contributions are based on a percentage of employee contributions and on employee salaries. Company contributions totaled $1,239, $1,085 and $1,576 in fiscal years 2004, 2003 and 2002, respectively. The defined contribution savings plan also contains a profit sharing provision. Annual contributions are based on employee age and salaries totaled $1,938, $900 and $514 in fiscal years 2004, 2003 and 2002, respectively.

Foreign Plans. In accordance with the local statutory requirements, the Company sponsors retirement and severance plans at several of its foreign locations. The Company has an accrual of $23,913 at September 30, 2004 and $22,956 at September 30, 2003 for anticipated payments to be made to foreign employees upon retirement or termination.

The Company provides a defined-benefit pension plan in the Netherlands (the “Netherlands Plan”) as required by statute. The following provides a reconciliation of the benefit obligation, plan assets and funded status of the Netherlands Plan as of September 30, 2004 and 2003.

	For the	For the	For the
	Year	Year	Year
	Ended Sep. 30,	Ended Sep. 30,	Ended Sep. 30,
	2004	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$59,196	$47,388	$41,679
Service cost	1,963	1,160	2,204
Interest cost	3,293	2,848	2,450
Plan participant contributions	39	174	166
Amendments	(129)	––	––
Actuarial loss	(1,637)	––	315
Benefits paid	(2,164)	(1,253)	(942)
Curtailment	––	––	(1,729)
Net transfer in/(out) (including the effect of any business combination/divestiture)	666	––	––
Translation difference	4,353	8,879	3,245

Benefit obligation at end of year	65,580	59,196	47,388

Change in plan assets:
Fair value of plan assets at beginning of year	52,321	39,318	34,143
Actual return on plan assets	3,058	3,332	1,903
Employer contributions	1,344	3,616	1,835
Plan participants’ contribution	39	174	––
Benefits paid	(1,989)	(1,253)	(942)
Translation difference	3,778	7,134	2,379

Fair value of plan assets at end of year	58,551	52,321	39,318

Funded status	(7,029)	(6,875)	(8,070)
Unrecognized net actual loss / (gain)	14,598	15,630	12,345
Unrecognized prior service cost (benefit)	(2,266)	(2,146)	(1,946)
Other Cost	––	(1,197)	––

Net amount recognized	$5,303	$5,412	$2,329

Amounts recognized in the statement of financial position consist of:

	For the	For the
	Year	Year
	Ended Sep. 30,	Ended Sep. 30,
	2004	2003
Accrued benefit cost	$(3,267)	$(3,441)
Accumulated other comprehensive income	8,570	8,853

Net amount recognized	$5,303	$5,412

The accumulated benefit obligation for all defined benefit pension plans was $61,818 and $55,762 for September 30, 2004 and 2003, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets.

	As of	As of
	Sep. 30,	Sep. 30,
	2004	2003
Projected benefit obligation	$65,580	$59,196
Accumulated benefit obligation	61,818	55,762
Fair value of plan assets	58,551	52,321

The components of net pension expense of the Netherlands Plan, based on the most recent valuation dates, are as follows:

	For the	For the	For the
	Year	Year	Year
	Ended Sep. 30,	Ended Sep. 30,	Ended Sep. 30,
	2004	2003	2002
Service cost	$1,963	$1,160	$2,204
Interest cost	3,293	2,848	2,450
Expected return on plan assets	(3,907)	(3,535)	(1,781)
Amortization of prior service cost	(161)	(143)	––
Amortization of net (gain) loss	788	1,286	(2,811)

Net periodic benefit cost	$1,976	$1,616	$62

Additional information:

	For the	For the
	Year	Year
	Ended Sep. 30,	Ended Sep. 30,
	2004	2003
Increase (decrease) in minimum liability included in other comprehensive income	$(922)	$373

Assumptions used in the above calculations are as follows:

Weighted-average assumptions used to determine benefit obligations at September 30, 2004, are as follows:

	As of	As of	As of
	Sep. 30,	Sep. 30,	Sep. 30,
	2004	2003	2002
Discount rate	5.00%	5.25%	5.50%
Rate of compensation increase	3.30	3.30	4.25

Weighted-average assumptions used to determine net periodic benefit cost for years ended September 30, 2004 and 2003, are as follows:

	As of	As of	As of
	Sep. 30,	Sep. 30,	Sep. 30,
	2004	2003	2002
Discount rate	5.25%	5.25%	5.50%
Expected long-term return on plan assets	7.00	7.00	8.00
Rate of salary increase	2.30	2.30	3.25
Rate of social security taxable wage base increase	2.00	2.00	2.50

Plan Assets:

     SVS Holland’s pension plan weighted-average asset allocations at September 30, 2004 by asset category are as follows:

	As of	As of
	Sep. 30,	Sep. 30,
Asset Category	2004	2003
Equity securities	20.02%	19.04%
Debt securities	79.17	75.62
Real estate	––	––
Other	0.81	5.34

Total	100.00%	100.00%

Equity securities do not include Seminis Inc. or SVS Holland common stock at September 30, 2004.

Cash Flows:

Contributions

SVS Holland expects to contribute $1,515 to its pension plan in fiscal year 2005 and contributed $1,344 to its pension plan in fiscal year 2004.

Estimated Future Benefit Payment

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension
Benefits
2005	1,406
2006	1,684
2007	1,878
2008	2,023
2009	2,157
Years 2010 to 2014	14,039

Stock Option Plan

In 1998, the Company adopted the Seminis 1998 Stock Option Plan (the “Stock Option Plan”) under which key employees and board of director members may be granted options to purchase shares of the Company’s authorized and issued Class A Common Stock. The board of directors reserved 3,677 shares for issuance under the plan. On September 26, 2002, during the annual meeting of stockholders, the stockholders approved an amendment to the Seminis, Inc. 1998 Stock Option Plan to increase the number of shares that may be granted under the Plan from 3,677 shares to 4,677 shares. In July 1998, the Board of Directors awarded options to acquire 267 shares by plan participants. During October 1999 and August 2000, 520 options and 432 options were issued at $7.63 and $1.56 per share, respectively. During October 2000 and August 2001, 513 options and 950 options were issued at $1.36 and $1.18 per share, respectively. During April 2002, 2,562 options were issued at $1.28 per share. No options were granted in fiscal years 2003 and 2004. Under the Stock Option Plan, the option exercise price is equal to fair market value at the date of grant.

Options currently expire no later than ten years from the grant date and generally vest over four years. Proceeds received by the Company from exercises will be credited to common stock and additional paid-in capital.

At the time of the Fox Paine acquisition, each outstanding option to purchase shares of Seminis common stock (other than options held by certain members of management who were permitted to retain their options) were cancelled in exchange for a cash payment for each share of Seminis common stock subject to the option equal to the excess of $3.78 over the per share exercise price of the option. Options with a per share exercise price of $3.78 or greater were cancelled without any consideration being paid for those options. The expense related to the purchase of these options totaled $4.3 million, was recorded as general and administrative expenses.

Stock option plan activity during the three years ended September 30, 2004 was as follows:

	Available	Outstanding	Weighted
	Number	Number	Average
	Of Shares	Of Shares	Exercise Price
Predecessor
September 30, 2001	1,565	2,112
Additional authorized A shares	1,000	—
Grants	(2,562)	2,562	$1.28
Exercises	—	(4)	1.33
Cancellations	248	(248)	3.83

September 30, 2002	251	4,422
Grants	—	—	—
Exercises	—	(502)	1.28
Option buyback	1,720	(1,720)	1.28
Cancellations	462	(462)	5.75

September 29, 2003	2,433	1,738
Successor
Grants	—	—
Exercises	—	—
Cancellations	—	—

September 30, 2003	2,433	1,738
Grants	—	—
Exercises	—	—
Cancellations	—	—

September 30, 2004	2,433	1,738

The following table summarizes information concerning currently outstanding and exercisable stock options:

	Number		Number
	Outstanding		Exercisable
	as of	Remaining	as of
Exercise Price	9/30/04	Contractual Life	9/30/04
$1.28	1,194	7.50 years	1,194
1.18	203	6.90 years	203
1.36	131	6.04 years	131
1.56	68	5.92 years	68
7.63	117	5.04 years	117
$18.71	25	3.75 years	25

	1,738		1,738

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

Stock Award Plan

During the quarter ended June 29, 2001, the Company adopted a stock award plan that was approved by the shareholders on September 26, 2002. Certain key executives were awarded with Company shares that vest after meeting certain quarterly performance criteria over 18 months. Upon meeting each quarterly goal, the shares awarded were immediately vested. The total number of shares eligible to be awarded under this plan was 4.8 million. Performance targets were met, which resulted in an accrual of approximately $7.3 million recorded in selling, general and administrative expenses based on current market value of Common Stock at the date the award was earned in fiscal year 2002.

Restricted Stock Units

See Note – 10 Capital Stock and Liabilities Subject to Mandatory Redemption

Note 14 — Commitments and Contingencies

Leases

The Company leases land, buildings, machinery and equipment under operating leases. Rental expenses aggregated approximately $ 7,611, $18, $5,624 and $7,579 for the fiscal year ended September 30, 2004, the one day ended September 30, 2003, the twelve months ended September 29, 2003 and the fiscal year ended 2002, respectively.

Minimum annual lease commitments under non-cancelable operating leases at September 30, 2004 are as follows:

Year Ending September 30,
2005	$5,601
2006	4,001
2007	1,469
2008	688
2009	519
Thereafter	421

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

In January 2002, melon growers in Costa Rica notified us that our Dorado melon seeds were infected with Watermelon Fruit Blotch. Growers who purchased the infected Seminis seeds and growers whose crops were infected by the bacteria that spread from crops grown with the infected Seminis seeds have claimed damages against us. The claims related to those growers who purchased Seminis seeds have been settled for approximately $5.8 million, of which approximately $2.6 million was recovered under our errors and omissions insurance policy and the remainder of the settlement was paid by us by July 2002. The claims related to the growers with infected crops total approximately $4.7 million and these claims are covered under our general liability insurance policy. We have finalized settlement of all of these claims, as well as finalizing settlements with our two general liability insurance carriers.

In early 2000, we filed suit against Dietrich Schmidt, the former president of Seminis and the current president of United Genetics, a competitor of ours, United Genetics, and two former Seminis breeders, Ken Owen and Wei Ouyang, for trade secret misappropriation and breach of contract. Mr. Schmidt filed a counterclaim for defamation against us). We settled and paid this litigation with Mr. Schmidt and the other defendants and counterclaimants.

On December 17, 2002 and January 4, 2003, four purported class action lawsuits were filed relating to the acquisition transactions. Three of these actions — Garry Firth v. Alfonso Romo Garza, et al., Civil Action No. 20085, Boris Pozniak v. Alfonso Romo Garza, et al., Civil Action No. 20097 and Pablo Herranz v. Seminis, Inc., et al., Civil Action No. 20105 — were filed in the Delaware Court of Chancery (New Castle County), while the fourth, Mark Rosales v. Seminis, Inc., Case No. CIV216255, was filed in California Superior Court (Ventura County). Since that time, a fifth case, Haven Capital Management v. Alfonso Romo Garza, et al., Civil Action No. 20140 has also been filed in Delaware. In February 2003, the Firth, Pozniak, Herranz and Haven Capital cases were consolidated into one proceeding entitled In re Seminis, Inc. Shareholders’ Litigation, Consolidated C.A. No. 20140-NC, and the Haven Capital complaint was designated as the operative complaint in the consolidated lawsuit. That complaint names as defendants Savia, Seminis and its Directors. The Rosales (California) complaint names as defendants Seminis and its Directors. Both the Delaware consolidated action and the Rosales action purport to be brought on behalf of Seminis common stockholders or their successors. Both of these actions — which were brought prior to the public announcement of Seminis entering into the acquisition transactions Agreements — allege that the acquisition transactions, when consummated, would provide insufficient consideration to Seminis’ common stockholders and allege that the defendants breached their fiduciary duties in connection with the acquisition transactions. The complaints sought a preliminary and permanent injunction to enjoin the acquisition transactions and, since the acquisition transactions have been consummated, rescission and damages. On September 24, 2003, the parties reached a memorandum of understanding that settled all of the alleged claims, final settlement papers were prepared, signed, approved by the court, and entered.

During the last months of fiscal year 2002, Seminis’ subsidiary in Spain sold Boludo tomato seed to growers in the Canary Islands, Almeria, Murcia and Granada areas of Spain. Subsequently, some plantings with this seed showed symptoms of the bacteria, Clavibacter michiganses, which can be seed borne, among other possible sources. Seminis has been conducting an investigation of the seeds and until July 31, 2003, all Seminis seed used in these plantings that had been tested, tested negative for the presence of the bacteria. Spanish authorities requested an analysis of all seed lots sold in the Canary Islands. On July 31, 2003, Seminis was notified that after analyzing 89 officially sealed samples of batches of Boludo seed, a single seed batch tested positive for the presence of the bacteria. Seminis believes that other factors that may cause the disease were present at the time of the infection, and could be responsible for, or contributing factors to, the presence of the bacteria and damage to the crops. These factors include, but are not limited to: poor sanitary practices in the growers’ fields (failure to remove debris from prior harvests); bacteria from sources other than Seminis that remained in the plantings from prior seasons; the practice of grafting, which can magnify the effects of minor outbreaks; failure to properly rotate crops from season to season; and third-party sources (different strains) of the disease that may have been present. Seminis continues to investigate this matter vigorously, in particular investigating the single positive test result, which is inconsistent with the findings of all of the other independent laboratories’ test results obtained from testing officially sealed batches samples of Seminis seed. Tomato growers may initiate legal claims against Seminis alleging that Seminis seeds were the source of the bacteria and claiming significant damages and Seminis cannot predict the outcome of any such claim, if initiated. As part of its customer relations initiatives, Seminis has entered into a $2.9 million settlement of this matter with growers in Almeria, and continues to work with its insurance carriers and counsel to investigate and close out this matter in other locations in Spain.

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

Note 15 — Geographic Information

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

	Successor		Predecessor
	For the	For the	For the	For the
	Year	Day	Twelve Months	Year
	Ended Sep. 30,	Ended Sep. 30,	Ended Sep. 29,	Ended Sep. 30,
	2004	2003	2003	2002
Net sales:
United States	$211,971	$2,300	$139,681	$144,295
Italy	54,804	73	46,577	38,368
South Korea	40,169	1	33,323	45,383
Spain	39,216	21	32,691	28,492
Mexico	30,485	154	29,794	28,245
Other foreign	149,194	2,161	190,629	167,824

Consolidated net sales	$525,839	$4,710	$472,695	$452,607

Long-lived assets other than financial instruments and deferred tax assets located in the Company’s country of domicile, located in individual foreign countries representing more than 10.3% in fiscal year 2004 and 9.5% in fiscal year 2003 of the Company’s consolidated long-lived assets and located in all other foreign countries in total in which the Company holds assets are summarized as follows:

	As of	As of
	Sep. 30,	Sep. 30,
	2004	2003
Long-lived assets:
United States	$50,069	$45,766
The Netherlands	15,105	12,133
South Korea	14,322	12,871
Other foreign	22,703	18,979

Consolidated long-lived assets	$102,199	$89,749

Note 16 — Related Parties (In dollars unless stated otherwise)

Balances and transactions with related parties included in the consolidated financial statements are as follows:

In accordance with the agreement entered in as part of acquisition transactions, the Company paid management fees of $2.4 million each to Fox Paine and Desarrollo Consolidado De Negocios, S.A. De C.V. in October 2003 for services rendered during fiscal year 2004. The annual management fee is equal to 1% of previous fiscal year’s net sales and is amortized as services are rendered during the fiscal year.

In connection with the additional senior subordinated notes, the Company paid $1.8 million and $1.5 million for advisory fees to Fox Paine and Geotel S.A. De C.V., a subsidiary of Desarrollo Consolidado De Negocios, S.A. De C.V, in January and June 2004, respectively. The payments were recorded as deferred financing fees in other deferred assets.

In August 2002, we also entered into two non-exclusive sales/royalty agreements with Bionova Produce, Inc., an indirect subsidiary of Savia, that provide Bionova Produce with the non-exclusive license to grow certain seedless watermelon and specialty sweet peppers varieties. The agreement for the watermelon varieties is for a period of three years, with an option to renew. The agreement for the sweet pepper varieties is for a period of two years, with an option to renew. The agreements provide us with payments for the sale of the seeds and royalties from Bionova’s fresh produce sales.

In fiscal years 2004, 2003, and 2002, we had sales of $263,000, $496,000 and $793,000, respectively, to Agrobionova, an indirect subsidiary of Savia, and a receivable of $357,000, $840,000 and $355,000 at September 30, 2004, 2003, and 2002, respectively. Furthermore, we incurred $118,916 of travel and other expenses from Fox Paine, of which $21,548 was in accounts payable at September 30, 2004.

In August 2002, we entered into a patent and technology license agreement with DNA Plant Technology Corporation (DNAP), an affiliate of Savia, that provides us with a license for the non-exclusive production of DNAP products worldwide and an exclusive license to commercially distribute certain DNAP products in Europe and Asia. The agreement is for a term of seven years, subject to a three-year renewal provision. Seminis has the option to terminate the agreement at any time after the second year. We were required to pay a royalty advance of $2.0 million to be applied against our obligation to pay an amount per each one thousand seeds sold or a percentage of net revenue from seed sales for each quarter, and a percentage of the net royalty that we collect for the DNAP products (excluding seeds) for each quarter during the term of the agreement. The royalty advance is secured by the patent rights to the germplasm in the DNAP products in the event that we terminate the contract and DNAP is unable to repay a portion of the royalty advance. As of September 30, 2004, we have $16,650 of DNAP royalty applied to the royalty advance and a promissory note of $1,983,350 from DNAP was issued on August 22, 2004, which guarantees payment of the unapplied portion of the royalty advance before or by August 22, 2005.

Pursuant to an agreement between our company and Bionova, a biotechnology and fresh produce company and a majority owned subsidiary of Savia, we paid Bionova for access to the results of Bionova’s biotechnology research. This agreement was terminated during the third quarter of fiscal year 2002. In fiscal year 2002, research and development expenses included $661,668 of biotechnology research fees.

The Company issued 11 shares of its Class C preferred stock to Savia for a total purchase price of $108.3 million. These shares accrued dividends quarterly at a rate of 10.0% per year. In October and November 2000, the Company received an additional $31.9 million and $14.0 million, respectively, of capital contributions from Savia. The Company agreed to pay dividends on these contributions at the same rate as the Class C preferred stock. Through July 1, 2002, there were $25.0 million of accrued and unpaid dividends on the outstanding shares of Class C preferred stock and additional capital contributions. The Company has also paid dividends of $12.7 million in the form of additional shares of Class C preferred stock, which were classified as additional paid in capital. On October 1, 2002, the Board of Directors approved the conversion of the Savia additional capital contribution and the associated paid-in-kind dividends that totaled $46.7 million into 5 shares of Class C preferred stock. Concurrently, the Board also adopted a resolution authorizing and directing an increase in the number of shares designated as Class C Redeemable PIK Preferred Stock from 14 shares to 17 shares. In connection with the acquisition transactions, Savia exchanged all of the outstanding shares of Class C preferred stock (Savia owned 100% of the outstanding shares of Class C preferred stock) and all obligations with respect to those shares for 37,669 shares of Class A common stock and a cash payment to Savia equal to $15.0 million plus interest at a rate of 10.0% per annum from July 1, 2002, less $3.0 million (Savia ultimately received proceeds of approximately $266.2 million in respect of the 37,669 shares of Class A common stock that it received in the exchange and an additional 40,616 shares of Class B common stock that it owned).

As part of the acquisition transactions, the Company paid $17.5 million to Savia for interest and dividends on the Preferred Class C shares and transaction related fees. Additionally, the Company paid a $14.0 million transaction fee to Fox Paine which was deducted from additional paid-in capital and reimbursed Fox Paine for $7.5 million of transaction related expenses. This reimbursement was expensed in the Company’s statement of operations.

In December 2003, Seminis Vegetable Seed sold residential property, originally acquired in October 2000, to Mr. Bernardo Jimenez, our Director, Executive Senior Vice President and Chief Financial Officer, for $1.1 million, which was based upon an independent real estate appraisal of the market value of the property.

In June 2000, a subsidiary of the Company sold residential property, originally acquired in December 1999 for $862,000, to Mr. Bruno Ferrari, President and Chief Operating Officer, at the appraised value of $875,000. The purchase price was evidenced by a promissory note secured by a deed of trust on the property. The note had an interest rate of 7.75% per annum and was payable in ten equal annual installments of principal, including interest accrued thereon, commencing December 15, 2000, and annually thereafter. The loan was repaid in December 2003. Under a separate agreement, the Company paid bonuses to Mr. Ferrari that covered the interest payable on the loan and paid Mr. Ferrari the present value of the interest payments that would have been payable to Mr. Ferrari had the loan remained outstanding until its scheduled final maturity. The bonus payments were recognized as compensation expense at the time of the payments.

In April 2000, we loaned $100,000 to Mr. Gaspar Alvarez Martinez, our current Vice President Finance, World Wide Corporate Comptroller, to assist in the purchase of a family residence. The loan is evidenced by a promissory note signed by Mr. Alvarez and is secured by a second deed of trust. The note has an interest rate of 7.75% per annum and is payable in ten equal annual installments of principal, including interest accrued thereon, commencing December 15, 2000, and annually thereafter. Since the beginning of fiscal year 2003, the largest aggregate amount of indebtedness outstanding was $79,083. The loan was repaid in September 2003.

Employment Contracts

Mr. Romo has entered into an employment agreement that became effective September 2003 and has a five-year term with automatic one-year renewals unless timely notice is provided by either party. Pursuant to the employment agreement, Mr. Romo will serve as the chief executive officer of Seminis. Mr. Romo will receive an initial base salary of $1,000,000, which will be reviewed no less frequently than annually and may be increased, but not decreased, throughout the term of the agreement. Mr. Romo will be eligible to receive an annual bonus that will be based on Seminis achieving performance objectives, with a target bonus set at 100% of base salary and a maximum bonus at 200% of base salary.

Under the terms of his employment agreement, Mr. Romo will be entitled to participate in Holdings’ benefit plans and programs, and is entitled to the perquisites and other fringe benefits generally made available to Holdings’ senior executives and commensurate with Mr. Romo’s position. Specifically, Mr. Romo is entitled to receive benefits reasonably comparable to those provided to him prior to the acquisition transactions, including, but not limited to, membership in a social club, reimbursement of security and non- leisure travel expenses in an annual amount not to exceed approximately $2.4 million, use of company automobiles, and certain expatriate and other benefits and allowances.

In the event Mr. Romo’s employment with Seminis

•	is terminated during the term of the employment agreement as a result of Mr. Romo’s death or permanent disability, or

•	following a change of control or following Fox Paine obtaining majority control of the board of directors, is terminated by Mr. Romo for “good reason” or by Seminis without “cause,”

Mr. Romo or his estate, as applicable, will receive, within 30 days following the termination, a cash lump sum payment equal to five times the sum of his base salary and the average annual bonus paid or payable to Mr. Romo with respect to the two fiscal years immediately prior to the date of termination (less any applicable insurance benefits payable during the severance period). In addition, Mr. Romo or his estate, as applicable, will be entitled to receive such other payments, if any, to which he is entitled under any applicable plans or programs, a payment in respect of accrued but unused vacation days, and continued coverage under any employee medical plans or programs provided to him and his family until the earlier of the fifth anniversary of his termination of employment or the date on which he becomes entitled to receive medical coverage under another employer’s medical benefits program.

Pursuant to his employment agreement, Mr. Romo will be bound by non-competition and non-solicitation restrictions during the term of the agreement and for a period of two years after the termination of his employment.

Mr. Mazal, Ferrari and Jimenez have also entered into employment agreements with Seminis Merger Corp. that became effective in September 2003, which have a term of three years, and will be renewed automatically unless timely notice is provided by either party. Mr. Mazal will receive an initial base salary of $400,000 and will be eligible to receive an annual bonus that will be based on the achievement of Company and executive performance objectives, with a target bonus set at 65.0% of his base salary and a maximum bonus set at 81.25% of his base salary. Mr. Ferrari will receive an initial base salary of $500,000 and will be eligible to receive an annual bonus based on the achievement of Company and executive performance objectives, with a target bonus set at 75.0% of his base salary and a maximum bonus set at 93.75% of his base salary. Mr. Jimenez will receive an initial base salary of $636,000 and will be eligible to receive an annual bonus based on the achievement of Company and executive performance objectives, with a target bonus set at 65.0% of his base salary and a maximum bonus set at 81.25% of his base salary. Pursuant to the employment agreements, the foregoing base salaries will be reviewed no less frequently than annually and may be increased but not decreased.

During the employment period, each of Messrs. Mazal, Ferrari and Jimenez is entitled to other benefits on terms and conditions no less favorable in the aggregate than those in effect prior to the acquisition transactions, including, but not limited to, membership in a social club, use of company automobiles, and certain expatriate and other benefits and allowances.

In addition, Mr. Mazal, Ferrari and Jimenez are entitled to receive restricted stock units that vest over a period of five years and are conditioned on the satisfaction of Company and executive performance criteria. For a more detailed description of the restricted stock units, see “— Restricted Stock Units.”

Mr. Ferrari received an award of 1,091,577 shares of Seminis common stock on the effective date of his employment agreement, subject to all applicable withholding taxes.

The employment agreements for each of Mr. Mazal, Ferrari and Jimenez provide that if the executive’s employment is terminated during the employment period as a result of death or permanent disability, is terminated by Seminis without “cause” or terminated by the executive for “good reason,” the executive or his estate, as applicable, will receive a cash lump sum payment equal to three times the sum of the base salary and the average annual bonus paid or payable to the executive with respect to the two fiscal years immediately prior to the executive’s date of termination of employment, less applicable insurance benefits. In addition, upon any termination of employment described in the previous sentence, the executive or his estate, as applicable, will receive such other payments, if any, to which he is entitled under any applicable plans or programs, a cash lump sum payment in respect of accrued but unused vacation days, and continued coverage under any employee medical plans or programs provided to the executive and his family until the earlier of the third anniversary of the executive’s termination of employment or the date on which the executive becomes entitled to receive medical coverage under another employer’s medical benefits program.

Each of Mr. Mazal, Ferrari and Jimenez will be bound by non-competition and non-solicitation restrictions during the term of his agreement and for a period of two years after any termination of his employment.

Mr. Green, Alvarez, Madero and Gerard Renou, Vice President of Value Capture, have also entered into employment agreements with Seminis with terms substantially similar to the agreements between Seminis and Mr. Mazal, Ferrari, and Jimenez, except that the base salaries, bonuses and benefits provided to Mr. Green, Alvarez Madero and Renou differ from those provided to Mr. Mazal, Ferrari and Jimenez. Under their respective employment agreements, Mr. Green will receive a base salary of $265,921, Mr. Alvarez will receive a base salary of $262,051, Mr. Madero will receive a base salary of $200,000, and Mr. Renou will receive a base salary of 230,000 Euros, in each case with a target bonus set at 65.0% of base salary and a maximum bonus set at 81.25% of base salary. In addition, severance benefits that may become payable to Mr. Green, Alvarez, Madero or Renou will be based on a multiple of two times the sum of base salary and bonus instead of three.

During the employment period, each of Messrs. Green, Alvarez and Madero is entitled to participate in the employee benefit plans made available to similarly situated executives of Holdings, and will be entitled to other benefits on terms and conditions similar to those in effect prior to the Acquisition Transactions, including, but not limited to, membership in a social club, use of company automobiles, and certain expatriate and other benefits and allowances.

Each of Mr. Green, Alvarez, Madero, and Renou are entitled to receive restricted stock units that vest over a period of five years and are conditioned on each individual’s satisfaction of Company and executive performance criteria. For a more detailed description of the restricted stock units, see “— Restricted Stock Units.”

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Company’s Board of Directors for the 2004 fiscal year are W. Dexter Paine, III and Eugenio Garza.

Note 17 — Supplemental Guarantor/Non-Guarantor Financial Information

In conjunction with the 10¼% senior subordinated notes described in Note 9, the following summarized condensed consolidating financial information is presented for the Company, segregating the Company, a guarantor of the notes and the parent of Seminis Vegetable Seeds, Inc. (“Seminis Vegetable”), Seminis Vegetable, the issuer of the notes, guarantor subsidiaries and non-guarantor subsidiaries. The accompanying financial information in the “Guarantor Subsidiaries” column reflects the financial position, results of operations and cash flows for those subsidiaries which guarantee the notes. The guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantees are full, unconditional, and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that such financial statements would not be material to investors.

Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

(1)	Elimination of investments in subsidiaries;

(2)	Elimination of intercompany accounts;

(3)	Elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and

(4)	Elimination of equity in earnings of subsidiaries.

Successor
Condensed Consolidating Balance Sheets
As of September 30, 2004

		Seminis		Subsidiary
	Seminis	Vegetable	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$101,022	$635	$15,213	$—	$116,870
Accounts receivable	—	36,684	4,269	112,220	—	153,173
Inventories	—	168,225	7,201	152,969	—	328,395
Prepaid expenses and other current assets	—	5,180	23	2,814	—	8,017

Total current assets	—	311,111	12,128	283,216	—	606,455
Property, plant and equipment, net	—	35,187	76	43,345	—	78,608
Investment in subsidiaries	253,597	233,740	—	—	(487,337)	—
Goodwill, net	—	—	—	—	—	—
Intangible assets, net	—	44,710	—	24,298	—	69,008
Deferred tax asset	—	—	—	—	—	—
Other assets	137	13,886	—	9,568	—	23,591

	$253,734	$638,634	$12,204	$360,427	$(487,337)	$777,662

Current liabilities
Short-term borrowings	$—	$—	$—	$10,965	$—	$10,965
Current maturities of long-term debt	—	1,206	183	357	—	1,746
Accounts payable	—	34,448	917	27,974	—	63,339
Accrued liabilities	452	54,018	124	65,740	—	120,334
Intercompany payables	138,755	(167,004)	14,245	14,004	—	—

Total current liabilities	139,207	(77,332)	15,469	119,040	—	196,384
Long-term debt	—	446,077	208	2,531	—	448,816
Deferred income taxes	—	16,291	—	—	—	16,291
Minority interest in subsidiaries	—	—	—	1,644	—	1,644
Preferred shares subject to mandatory redemption	41,773	—	—	—	—	41,773

Total liabilities	180,980	385,036	15,677	123,215	—	704,908

Total stockholders’ equity	72,754	253,598	(3,473)	237,212	(487,337)	72,754

	$253,734	$638,634	$12,204	$360,427	$(487,337)	$777,662

Successor
Condensed Consolidating Balance Sheets
As of September 30, 2003

		Seminis		Subsidiary
	Seminis	Vegetable	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$18,669	$906	$17,249	$—	$36,824
Accounts receivable	—	42,190	3,430	105,958	—	151,578
Inventories	—	177,627	8,042	165,968	—	351,637
Prepaid expenses and other current assets	—	1,997	—	2,453	—	4,450

Total current assets	—	240,483	12,378	291,628	—	544,489
Property, plant and equipment, net	—	33,307	88	36,397	—	69,792
Investment in subsidiaries	268,653	193,083	—	—	(461,736)	—
Goodwill, net	—	—	—	—	—	—
Intangible assets, net	—	47,372	—	25,637	—	73,009
Deferred tax asset	—	—	—	2,006	(2,006)	—
Other assets	159	13,468	—	6,330	—	19,957

	$268,812	$527,713	$12,466	$361,998	$(463,742)	$707,247

Current liabilities
Short-term borrowings	$—	$—	$—	$20,031	$—	$20,031
Current maturities of long-term debt	—	2,141	161	420	—	2,722
Accounts payable	—	26,457	92	23,731	—	50,280
Accrued liabilities	8,581	12,842	89	67,904	—	89,416
Intercompany payables	137,006	(200,557)	13,489	50,062	—	—

Total current liabilities	145,587	(159,117)	13,831	162,148	—	162,449
Long-term debt	—	394,859	390	3,289	—	398,538
Deferred income taxes	—	23,318	—	—	(2,006)	21,312
Minority interest in subsidiaries	—	—	—	1,723	—	1,723
Preferred shares subject to mandatory redemption	39,300	—	—	—	—	39,300

Total liabilities	184,887	259,060	14,221	167,160	(2,006)	623,322

Total stockholders’ equity	83,925	268,653	(1,755)	194,838	(461,736)	83,925

	$268,812	$527,713	$12,466	$361,998	$(463,742)	$707,247

Successor
Condensed Consolidating Statements Of Operations
For The Year Ended September 30, 2004

		Seminis		Subsidiary
	Seminis	Vegetable	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$273,019	$10,160	$371,821	$(129,161)	$525,839
Cost of goods sold	—	146,839	9,586	208,466	(129,161)	235,730

Gross profit	—	126,180	574	163,355	—	290,109

Operating expenses
Research and development expenses	—	26,244	—	24,897	—	51,141
Selling, general and administrative expenses	5	84,933	2,257	107,561	—	194,756
Amortization of intangible assets	—	5,628	—	2,365	—	7,993

Total operating expenses	5	116,805	2,257	134,823	—	253,890

Gain on sale of assets	—	788	—	3,510	—	4,298

Income (loss) from operations	(5)	10,163	(1,683)	32,042	—	40,517

Other income (expense)
Interest income	––	576	—	498	—	1,074
Interest expense	(21)	(37,185)	(64)	(2,453)	—	(39,723)
Interest expense from preferred shares subject to mandatory redemption	(7,089)	—	—	—	—	(7,089)
Foreign currency gain (loss)	(26)	157	—	6,914	—	7,045
Minority interest	—	—	—	(1,289)	—	(1,289)
Other, net	—	(4,089)	30	(329)	—	(4,388)
Equity from subsidiary	(9,167)	24,927	—	—	(15,760)	—

	(16,303)	(15,614)	(34)	3,341	(15,760)	(44,370)

Income (loss) before income taxes	(16,308)	(5,451)	(1,717)	35,383	(15,760)	(3,853)
Income tax expense	—	(3,716)	—	(8,739)	—	(12,455)

Net income (loss) available for common stockholders	$(16,308)	$(9,167)	$(1,717)	$26,644	$(15,760)	$(16,308)

Successor
Condensed Consolidating Statements Of Operations
For The Day Ended September 30, 2003

		Seminis		Subsidiary
	Seminis	Vegetable	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$3,297	$—	$1,413	$—	$4,710
Cost of goods sold	—	1,331	—	570	—	1,901

Gross profit	—	1,966	—	843	—	2,809

Operating expenses
Research and development Expenses	—	71	—	61	—	132
In-process research and development	—	5,734	—	4,884	—	10,618
Selling, general and administrative expenses	—	701	—	160	—	861
Amortization of intangible assets	—	29	—	12	—	41

Total operating expenses	—	6,535	—	5,117	—	11,652

Gain on sale of assets	—	—	—	—	—	—

Income (loss) from operations	—	(4,569)	—	(4,274)	—	(8,843)

Other income (expense)
Interest Income	1,966	––	—	—	—	1,966
Interest expense	––	(674)	—	(27)	—	(701)
Foreign currency gain (loss)	—	15	—	7	—	22
Other, net	—	(20)	—	(8)	—	(28)
Equity from subsidiary	(9,569)	(4,321)	—	—	13,890	—

	(7,603)	(5,000)	—	(28)	13,890	1,259

Income (loss) before income Taxes	(7,603)	(9,569)	—	(4,302)	13,890	(7,584)
Income tax expense	—	––	—	(19)	—	(19)

Net loss	(7,603)	(9,569)	—	(4,321)	13,890	(7,603)
Forgiveness of dividends payable to Savia	1,035	––	—	––	—	1,035
Discount on redemption of Class B redeemable Preferred Stock	1,250	—	—	—	—	1,250

Net income (loss) available for common stockholders	$(5,318)	$(9,569)	$0	$(4,321)	$13,890	$(5,318)

Predecessor
Condensed Consolidating Statements Of Operations
For The Twelve Months Ended September 29, 2003

		Seminis		Subsidiary
	Seminis	Vegetable	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$260,186	$8,582	$327,252	$(123,325)	$472,695
Cost of goods sold	—	116,330	7,296	179,356	(123,325)	179,657

Gross profit	—	143,856	1,286	147,896	—	293,038

Operating expenses
Research and development expenses	—	25,943	—	22,320	—	48,263
Selling, general and administrative expenses	26,241	86,575	1,771	100,490	—	215,077
Amortization of intangible assets	—	11,416	—	4,893	—	16,309

Total operating expenses	26,241	123,934	1,771	127,703	—	279,649

Gain on sale of assets	—	(82)	—	1,992	—	1,910

Income (loss) from operations	(26,241)	19,840	(485)	22,185	—	15,299

Other income (expense) Interest
Income	—	351	8	501	—	860
Interest expense	(1,965)	(24,440)	(79)	(7,132)	—	(33,616)
Foreign currency gain (loss)	—	(1,364)	—	2,739	—	1,375
Other, net	—	(2,494)	730	(394)	—	(2,158)
Equity from subsidiary	4,139	14,007	—	—	(18,146)	—

	2,174	(13,940)	659	(4,286)	(18,146)	(33,539)

Income (loss) before income taxes	(24,067)	5,900	174	17,899	(18,146)	(18,240)
Income tax benefit (expense)	––	(1,761)	––	(4,066)	—	(5,827)

Net income (loss)	(24,067)	4,139	174	13,833	(18,146)	(24,067)
Preferred stock dividends	(1,994)	—	—	—	—	(1,994)
Contingent dividends payable	(16,642)	—	—	—	—	(16,642)

Net income (loss) available for common stockholders	$(42,703)	$4,139	$174	$13,833	$(18,146)	$(42,703)

Predecessor
Condensed Consolidating Statements Of Operations
For The Year Ended September 30, 2002

		Seminis		Subsidiary
	Seminis	Vegetable	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$235,382	$8,796	$301,214	$(92,785)	$452,607
Cost of goods sold	—	108,456	6,566	149,655	(92,785)	171,892

Gross profit	—	126,926	2,230	151,559	—	280,715

Operating expenses
Research and development expenses	—	26,470	—	17,846	—	44,316
Selling, general and administrative expenses	—	78,425	1,544	94,885	—	174,854
Amortization of intangible assets	—	12,043	—	5,022	—	17,065

Total operating expenses	—	116,938	1,544	117,753	—	236,235

Gain on sale of assets	—	1,405	—	4,548	—	5,953

Income (loss) from operations	—	11,393	686	38,354	—	50,433

Other income (expense) Interest
Income	—	450	17	803	—	1,270
Interest expense	—	(23,086)	(97)	(5,806)	—	(28,989)
Foreign currency gain (loss)	—	(389)	—	(1,788)	—	(2,177)
Other, net	—	(3,241)	82	1,177	—	(1,982)
Equity from subsidiary	16,086	25,535	—	—	(41,621)	—

	16,086	(731)	2	(5,614)	(41,621)	(31,878)

Income (loss) before income taxes	16,086	10,662	688	32,740	(41,621)	18,555
Income tax benefit (expense)	—	5,424	(262)	(7,631)	—	(2,469)

Net income (loss)	16,086	16,086	426	25,109	(41,621)	16,086
Preferred stock dividends	(11,022)	—	—	—	—	(11,022)
Additional capital contribution	(3,505)	—	—	—	—	(3,505)
Contingent dividends payable	(4,161)	—	—	—	—	(4,161)

Net income (loss) available for common stockholders	$(2,602)	$16,086	$426	$25,109	$(41,621)	$(2,602)

Successor
Condensed Consolidating Statements Of Cash Flows
For The Year Ended September 30, 2004

		Seminis
	Seminis	Vegetable	Subsidiary	Subsidiary
	(Parent)	(Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$17,387	$(769)	$34,363	$—	$50,981

Cash flows from investing activities:
Purchases of fixed and intangible assets	—	(6,892)	(8)	(10,380)	—	(17,280)
Proceeds from disposition of assets	—	1,204	8	5,096	—	6,308
Intercompany investments	—	(120)	—	120	—	—
Other	—	(364)	—	(947)	—	(1,311)

Net cash provided by (used in) investing activities	—	(6,172)	—	(6,111)	—	(12,283)

Cash flows from financing activities:
Proceeds from long-term debt	—	167,600	—	87	—	167,687
Repayment of long-term debt	—	(116,415)	(161)	(1,015)	—	(117,591)
Increase in Short Term Borrowings	—	—	—	8,155	—	8,155
Net short-term borrowings (repayments)	—	—	—	(17,026)	—	(17,026)
Net change in intercompany account	—	20,577	659	(21,236)	—	—
Other	—	(624)	—	—	—	(624)

Net cash provided by (used in) financing activities	—	71,138	498	(31,035)	—	40,601

Effect of exchange rate changes on cash and cash equivalents	—	—	—	747	—	747

Increase (decrease) in cash and cash equivalents	—	82,353	(271)	(2,036)	—	80,046
Cash and cash equivalents, beginning of period	—	18,669	906	17,249	—	36,824

Cash and cash equivalents, end of period	$—	$101,022	$635	$15,213	$—	$116,870

Successor
Condensed Consolidating Statements Of Cash Flows
For The Day Ended September 30, 2003

		Seminis
	Seminis	Vegetable	Subsidiary	Subsidiary
	(Parent)	(Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1,613	$(13,537)	$––	$(21)	$—	$(11,945)

Cash flows from investing activities:
Purchases of fixed and intangible assets	—	(6,337)	—	––	—	(6,337)
Proceeds from disposition of assets	—	––	—	––	—	––
Proceeds from sale of business	—	—	—	––	—	––
Other	—	––	—	––	—	––

Net cash provided by (used in) investing activities	—	(6,337)	—	––	—	(6,337)

Cash flows from financing activities:
Proceeds from long-term debt	—	397,000	—	––	—	397,000
Repayment of long-term debt	—	(228,236)	––	––	—	(228,236)
Net short-term borrowings (repayments)	—	—	—	––	—	—
Net change in intercompany account	131,968	(131,988)	––	20	—	––
Capital contributions/ dividends received (paid) / other	(133,581)	(13,966)	—	1	—	(147,546)
Other	––	—	—	—	—	—

Net cash provided by (used in) financing activities	(1,613)	22,810	––	21	—	21,218

Effect of exchange rate changes on cash and cash equivalents	—	—	—	––	—	––

Increase (decrease) in cash and cash equivalents	—	2,936	––	––	—	2,936
Cash and cash equivalents, beginning of period	—	15,733	906	17,249	—	33,888

Cash and cash equivalents, end of period	$—	$18,669	$906	$17,249	$—	$36,824

Predecessor
Condensed Consolidating Statements Of Cash Flows
For The Twelve Months Ended September 29, 2003

		Seminis
	Seminis	Vegetable	Subsidiary	Subsidiary
	(Parent)	(Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(23,450)	$36,104	$383	$18,036	$—	$31,073

Cash flows from investing activities:
Purchases of fixed and intangible assets	—	(6,314)	(45)	(10,018)	—	(16,377)
Proceeds from disposition of assets	—	1,472	1,851	6,906	—	10,229
Proceeds from sale of business	—	––	––	––	—	––
Other	—	750	(725)	(564)	—	(539)

Net cash provided by (used in) investing activities	—	(4,092)	1,081	(3,676)	—	(6,687)

Cash flows from financing activities:
Proceeds from long-term debt	—	––	––	711	—	711
Repayment of long-term debt	—	(12,797)	(141)	(5,861)	—	(18,799)
Net short-term borrowings (repayments)	—	––	––	(11,213)	—	(11,213)
Net change in intercompany account	155,988	(160,729)	(935)	5,676	—	––
Capital contributions/dividends received (paid) / other	(132,538)	133,186	––	(1)	—	647

Net cash provided by (used in) financing activities	23,450	(40,340)	(1,076)	(10,688)	—	(28,654)
Effect of exchange rate changes on cash and cash equivalents	––	(1)	––	1,352	—	1,351

Increase (decrease) in cash and cash equivalents	––	(8,329)	388	5,024	—	(2,917)
Cash and cash equivalents, beginning of period	––	24,062	518	12,225	—	36,805

Cash and cash equivalents, end of period	$––	$15,733	$906	$17,249	$—	$33,888

Predecessor
Condensed Consolidating Statements Of Cash Flows
For The Year Ended September 30, 2002

		Seminis
	Seminis	Vegetable	Subsidiary	Subsidiary
	(Parent)	(Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$11,343	$1,585	$25,145	$—	$38,073

Cash flows from investing activities:
Purchases of fixed and intangible assets	—	(2,947)	—	(11,879)	—	(14,826)
Proceeds from disposition of assets	—	1,388	—	27,129	—	28,517
Proceeds from sale of business	—	—	—	17,551	—	17,551
Other	—	700	—	(958)	—	(258)

Net cash provided by (used in) investing activities	—	(859)	—	31,843	—	30,984

Cash flows from financing activities:
Proceeds from long-term debt	—	—	—	1,855	—	1,855
Repayment of long-term debt	—	(50,594)	(124)	(17,151)	—	(67,869)
Net short-term borrowings (repayments)	—	—	—	7,606	—	7,606
Net change in intercompany account	(4)	18,850	(1,423)	(17,423)	—	—
Capital contributions/dividends received (paid)	—	36,008	—	(36,008)	—	—
Other	4	—	—	—	—	4

Net cash provided by (used in) financing activities	—	4,264	(1,547)	(61,121)	—	(58,404)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	3,829	—	3,829

Increase (decrease) in cash and cash equivalents	—	14,748	38	(304)	—	14,482
Cash and cash equivalents, beginning of period	—	9,315	480	12,528	—	22,323

Cash and cash equivalents, end of period	$—	$24,063	$518	$12,224	$—	$36,805

Note 18 — Quarterly Financial Data (Unaudited)

The seed business is highly seasonal. Generally, net sales are highest in the second fiscal quarter due to increased demand from Northern Hemisphere growers who plant seed in the early spring. Seminis recorded 33.5% and 33.3% of its fiscal year 2004 and 2003 net sales, during its second fiscal quarter. Seminis’ results in any particular quarter should not be considered indicative of those to be expected for a full year.

The following table sets forth results of operations data for the last eight fiscal quarters.

	Quarter Ended
	Fiscal Year 2004				Fiscal Year 2003
	Dec. 26,	Mar. 26,	Jun. 25,	Sep. 30,	Dec. 27,	Mar. 28,	Jun. 27,	Sep. 30,
	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$101,892	$176,377	$116,516	$131,054	$80,616	$159,001	$113,088	$124,700
Gross profit	49,417	95,642	59,141	85,909	50,383	100,993	70,975	73,496
Net income (loss) from continuing operations Before extraordinary items	(9,129)	4,825	(17,825)	5,821	(11,780)	24,040	(3,344)	(40,586)
Income (loss) from continuing operations before extraordinary items available for common stockholders	$(9,129)	$4,825	$(17,825)	$5,821	$(16,303)	$19,379	$(8,004)	$(43,093)

In the quarter ended September 30, 2004 the inventory step-up amortization, under purchase accounting treatment related to the acquisition transactions, was adjusted by approximately $9.1 million due to a revision of an estimated 16 month inventory turn to an actual 18-month inventory turn. In the quarter ended September 30, 2003, the result was impacted by purchase accounting as disclosed in Note 3 – Accounting Effects of the Acquisition Transactions.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions				Foreign Currency
	Beginning of	Charged to				Translation	Balance at
	Year	Operations	Deductions	Acquisitions	Reclassification	Adjustments	End of Year
Allowance for Doubtful Accounts
Year Ending September 30, 2002	12,094,000	2,401,000	(2,348,000)	—	—	197,000	12,344,000
Year Ending September 30, 2003	12,344,000	2,547,000	(5,560,000)	—	90,000	1,018,000	10,439,000
Year Ending September 30, 2004	10,439,000	2,361,000	(3,149,000)	—	143,000	278,000	10,072,000
Inventory Reserve
Year Ending September 30, 2002	114,316,000	16,937,000	(47,344,000)	—	1,113,000	1,935,000	86,957,000
Year Ending September 30, 2003	86,957,000	16,015,000	(27,330,000)	—	—	3,889,000	79,531,000
Year Ending September 30, 2004	79,531,000	14,679,000	(23,265,000)	—	—	1,464,000	72,409,000
Tax Valuation Allowance
Year Ending September 30, 2002	62,769,000	698,000	(6,407,000)	—	—	—	57,060,000
Year Ending September 30, 2003	57,060,000	5,670,000	(4,898,000)	—	—	—	57,832,000
Year Ending September 30, 2004	57,832,000	5,567,000	(8,416,000)	—	(6,550,000)	—	48,433,000

S-1

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 17, 2004	SEMINIS, INC.
/s/ Alfonso Romo Garza
Alfonso Romo Garza
Chief Executive Officer (Principal Executive Officer)

/s/ Gaspar Alvarez Martinez
Gaspar Alvarez Martinez
VP Finance & Worldwide Corporate Comptroller (Principal Accounting Officer)