Form 10-K/A
period 2004-09-30
SEMINIS INC
filed 2005-01-11
CIK 1078259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to                     .

Commission file number 0-26519

SEMINIS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-0769130
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2700 Camino del Sol, Oxnard, California	93030-7967
(Address of Principal Executive Offices)	(Zip Code)

(805) 647-1572

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:*

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act: *

None
(Title of Class)

* The registrant filed a registration statement on Form S-4 (Registration No. 333-110506-04) effective pursuant to the Securities Act of 1993, as amended, on November 11, 2003. Accordingly, the registrant files this report pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended and Rule 15(d)-1 of the regulations thereunder.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate, by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2004, based on the price at which the common equity was sold, was approximately $58,296,377.

As of November 30, 2004, 64,333,205 shares of the registrant’s common stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

SEMINIS, INC.

Exhibit Index	3
Signatures	6
Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Explanatory Note

     This Amendment No. 1 to the registrant’s annual report on Form 10-K for the year ended September 30, 2004 is being filed pursuant to Rule 12b-15 for the purpose of (1) deleting the reference to “Class A Common Stock, par value $0.01 per share” and inserting “None” under the caption “Securities registered pursuant to Section 12(g) of the Act:” on the cover page of the registrant’s Form 10-K, (2) deleting the reference to Exhibit 12.1 and correcting the description of the parties to the agreement referenced in Exhibit 10.1 of the registrant’s Form 10-K (and, accordingly, the Exhibit Index is restated and attached in its entirety), and (3) adding the statement after the signature page hereto under the caption “Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.” All information in this Amendment No. 1 is as of September 30, 2004, and does not reflect any subsequent information or events other than the changes referred to above.

     Exhibit Index

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among Seminis, Inc., Seminis Acquisition LLC, Seminis Merger Corp., and Fox Paine & Co., LLC, dated as of May 30, 2003.*

2.2	Stock Purchase Agreement by and among Fox Paine Seminis Holdings., LLC, Banca Afirme, SA., Instiucion de Banca Multiple, Afirme Grupo Financiero, as Trustee, under the Irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable de Administracion y Pago Numero 167-5), Seminis Acquisition LLC and Seminis Merger Corp., dated as of May 30, 2003.*

2.3	Amended and Restated Exchange Agreement by and between Seminis, Inc. and Savia, S.A. de C.V. dated as of May 30, 2003.*

2.4	Contribution Agreement by and among Seminis Acquisition LLC, Savia, S.A. de C.V., Banca Afirme, S.A., Institucion de Banca Multiple, Afirme Grupo Financiero, as Trustee, under the Irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable de Administracion y Pago Numero 167-5), Conjunto Administrativo Integral, S.A. de C.V., Desarrollo Consolidado de Negocios, S.A. de C.V., Emprima, S.A. de C.V., Park Financial Group, Ltd (BVI), Alfonso Romo Garza and Certain Members of Seminis and Savia Management, dated as of May 30, 2003.*

2.5	Amendment to Contribution Agreement, dated as of September 29, 2003, by and among Seminis Acquisition LLC, Savia, S.A. de C.V., Banca Afirme, S.A., Institucion de Banca Multiple, Afirme Grupo Financiero, as Trustee, under the Irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable de Administracion y Pago Numero 167-5), Conjunto Administrativo Integral, S.A. de C.V., Desarrollo Consolidado de Negocios, S.A. de C.V., Emprima, S.A. de C.V., Park Financial Group, Ltd (BVI), Alfonso Romo Garza and Certain Members of Seminis and Savia Management.*

3.1	Articles of Incorporation of Seminis Vegetable Seeds, Inc.*

3.2	By-laws of Seminis Vegetable Seeds, Inc.*

3.3	Amended and Restated Certificate of Incorporation of Seminis, Inc.*

3.4	By-laws of Seminis, Inc.*

3.5	Certificate of Designation of Preferences and Rights of Class C Redeemable Preferred Stock of Seminis, Inc.*

3.6	Articles of Incorporation of Petoseed International, Inc.*

3.7	By-laws of Petoseed International, Inc.*

3.8	Articles of Incorporation of PGI Alfalfa, Inc.*

3.9	By-laws of PGI Alfalfa, Inc.*

3.10	Articles of Incorporation of Baxter Seed Co., Inc.*

3.11	By-laws of Baxter Seed Co., Inc.*

4.1	Indenture, dated as of September 29, 2003, by and among Seminis Vegetable Seeds, Inc., Seminis, Inc., Petoseed International, Inc., PGI Alfalfa, Inc., Baxter Seed Co., Inc. and Wells Fargo Bank, National Association for the 10 1/4% Senior Subordinated Notes due 2013.*

4.2	Registration Rights Agreement, dated as of September 29, 2003, by and among Seminis Vegetable Seeds, Inc., Seminis, Inc., Petoseed International, Inc., PGI Alfalfa, Inc., Baxter Seed Co., Inc. and Citigroup

Exhibit
Number	Description
Global Markets Inc., CIBC World Markets Corp., Harris Nesbitt Corp., and Rabo Securities USA, Inc.*

4.3	Form of Global Note for 10 1/4% Senior Subordinated Notes due 2013 of Seminis Vegetable Seeds, Inc. (contained as an exhibit to Exhibit 4.1 hereto).*

4.4	Form of Exchange Agent Agreement by and among Seminis Vegetable Seeds, Inc., Seminis, Inc., Petoseed International, Inc., PGI Alfalfa, Inc., Baxter Seed Co., Inc. and Wells Fargo Bank, National Association.*

4.5	Registration Rights Agreement, dated as of January 23, 2004, by and among Seminis Vegetable Seeds, Inc., Seminis, Inc., Petoseed International, Inc., PGI Alfalfa, Inc., Baxter Seed Co., Inc. and Citigroup Global Markets Inc.*

10.1	Amended and Restated Stockholders’ Agreement, dated as of September 29, 2003, by and among SEMINIS, INC., a Delaware corporation, Fox Paine Capital Fund II, L.P., a Delaware limited partnership, Fox Paine Capital Fund II Co-Investors, L.P., a Delaware limited partnership, E and A `J’ Trust, FPC Investment GP, FPSH Coinvestment Fund I, LLC, a Delaware limited liability company, FPSH Coinvestment Fund II, LLC, a Delaware limited liability company, FPSH Coinvestment Fund III, LLC, a Delaware limited liability company, FPSH Coinvestment Fund IV, LLC, a Delaware limited liability company, FPSH Coinvestment Fund V, LLC, a Delaware limited liability company, Alfonso Romo Garza, Gaspar Alvarez, Franco Campana, Bruno Ferrari, Charles Edward Green, Luis Maiz, Mateo Mazal, Bernardo Jiminez Barrera, Adrian Rodriguez Macedo, Jose Manuel Madero, Jean Pierre Posa, Banca Afirme, S.A., Institucion De Banca Multiple, Afirme Grupo Financiero, as Trustee, under the irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable De Administracion Y Pago Numero 167-5), a trust organized under the United Mexican States, Conjunto Administrativo Integral, S.A. De C.V., a corporation (sociedad anonima de capital variable) organized under the United Mexican States, Emprima, S.A. De C.V., a corporation (sociedad anonima de capital variable) organized under the United Mexican States, Park Financial Group, Ltd, (BVI), a British Virgin Islands Company, Desarrollo Consolidado De Negocios, S.A. De C.V., a corporation (sociedad anonima de capital variable) organized under the United Mexican States, Savia, S.A. De C.V., a corporation (sociedad anonima de capital variable) organized under the United Mexican States, Banca Afirme, S.A. Institucion De Banca Multiple, Afirme Grupo Financiero, As trustee, under the Administration Trust Number 243-4 (Fideicomiso De Administracion), a trust organized under the United Mexican States, The Irrevocable Administration and Payment Trust Number 131-4 entered into by Banca Afirme, S.A., Institucion De Banca Multiple, Afirme Grupo Financiero, in its capacity as Trustee and Pulsar Internacional, S.A. De C.V., executed on July 23, 2001, as amended, a trust organized under the United Mexican States, Marcela Gonzalez, The Northwestern Mutual Life Insurance Company, Stichting Pensioenfonds ABP and Stichting Pensioenfonds Voor De Gezondheid, Geestelijke en Maatschappelijke Belangen.*

10.2	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Alfonso Romo.*

10.3	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Bruno Ferrari.*

10.4	Amendment, dated August 7, 2003, to the Employment Agreement, made May 30, 2003, between Seminis, Inc. and Bruno Ferrari.*

10.5	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Mateo Mazal.*

10.6	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Bernardo Jimenez.*

10.7	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Gaspar Alvarez.*

10.8	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Jose Manuel Madero.*

10.9	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Charles Edward Green.*

10.10	New Senior Secured Credit Facility by and among Seminis Vegetables Inc. as the borrower, Seminis, Inc. as the parent guarantor, Citicorp North America, Inc. as administrative agent, CIBC World Markets Corp. and Rabobank International as co-documentation agents, Harris Trust and Savings Bank as syndication agent and Citigroup Global Markets Inc. together with Harris Trust and Savings Bank as joint lead

Exhibit
Number	Description
arrangers and joint bookrunners consisting of a $75.0 million revolving loan and a $90.0 million term loan, dated as of September 29, 2003, as amended by Amendment No. 1 thereto dated as of January 15, 2004.*

14.	Code of Ethics.**

21.1	Subsidiaries of Registrants.*

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance and Worldwide Corporate Comptroller under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President, Finance and Worldwide Corporate Comptroller under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as exhibits to the Registration Statement declared effective on March 19, 2004 (SEC No. 333-11050604).

**	Previously filed as an exhibit to the Form 10-K filed on December 20, 2004 (SEC No. 333-11050604).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMINIS, INC.
By:	/s/ GASPAR ALVAREZ MARTINEZ
	Name:	Gaspar Alvarez Martinez
	Title:	Vice President, Finance and Worldwide Corporate Comptroller
	Date:	January 11, 2005

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not
Registered Securities Pursuant to Section 12 of the Act

     We have not sent any annual reports to security holders covering the year ended September 30, 2004. We have not sent any proxy, form of proxy or other proxy soliciting material to our security holders with respect to any annual or other meeting of security holders.