Form 10-Q
period 2004-12-31
SEMINIS INC
filed 2005-02-14
CIK 1078259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 9, 2005, 64,333,205 shares of the registrant’s common stock, $0.01 par value, were outstanding.

SEMINIS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of December 31, 2004 and September 30, 2004	3

	Consolidated Statements of Operations for the Three Months Ended December 31, 2004 and December 26, 2003	4

	Consolidated Statement of Stockholders' Equity for the Three Months Ended December 31, 2004	5

	Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2004 and December 26, 2003	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits and Reports on Form 8-K	33

	Signatures	36

	Certification of Results

	Exhibit 31.1	37

	Exhibit 31.2	38

	Exhibit 32.1	39

	Exhibit 32.2	40
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SEMINIS, INC.

Consolidated Balance Sheets
(In thousands, except per share data)

	As of	As of
	December 31,	September 30,
	2004	2004
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$75,796	$116,870
Accounts receivable, less allowances for doubtful accounts of $11,407 and $10,072, respectively	149,679	153,173
Inventories	345,146	328,395
Prepaid expenses and other current assets	11,661	8,017

Total current assets	582,282	606,455

Property, plant and equipment, net	86,963	78,608
Intangible assets, net	70,196	69,008
Other assets	24,097	23,591

Total Assets	$763,538	$777,662

Liabilities and Stockholders’ Equity:
Current liabilities
Short-term borrowings	$20,604	$10,965
Current maturities of long-term debt	1,826	1,746
Accounts payable	46,177	63,339
Accrued liabilities	110,427	120,334

Total current liabilities	179,034	196,384
Long-term debt	448,064	448,816
Deferred income taxes	20,804	16,291
Minority interest in subsidiaries	1,455	1,644
Preferred shares subject to mandatory redemption	42,016	41,773

Total liabilities	691,373	704,908

Commitments and contingencies (see Note 12)

Stockholders’ equity

Class A Common Stock, $.01 par value; 200,000 shares authorized, and 64,333 shares issued and outstanding as of December 31, 2004 and September 30, 2004, respectively	644	644
Additional paid-in-capital	94,149	94,149
Accumulated deficit	(32,067)	(23,911)
Accumulated other comprehensive income	9,439	1,872

Total stockholders’ equity	72,165	72,754

Total Liabilities and Stockholders’ Equity	$763,538	$777,662

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.

Consolidated Statements of Operations
(In thousands)

	For the Three Months Ended
	December 31,	December 26,
	2004	2003
	(Unaudited)
Net sales	$110,704	$101,892
Cost of goods sold	47,074	52,475

Gross profit	63,630	49,417

Operating expenses
Research and development expenses	13,022	11,574
Selling, general and administrative expenses	53,374	45,910
Amortization of intangible assets	2,061	1,887

Total operating expenses	68,457	59,371

Gain (loss) on sale of fixed assets	(173)	2,525

Loss from operations	(5,000)	(7,429)

Other income (expense)
Interest income	413	112
Interest expense	(10,498)	(8,036)
Interest expense from preferred shares subject to mandatory redemption	(1,743)	(1,760)
Foreign currency gain	10,087	8,876
Minority interest benefit (provision)	87	(10)
Other, net	199	201

	(1,455)	(617)

Loss before income taxes	(6,455)	(8,046)
Income tax expense	(1,701)	(1,083)

Net loss	$(8,156)	$(9,129)

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.

Consolidated Statement of Stockholders’ Equity
(In thousands)

					Accumulated	Total
	Class A		Additional		Other	Stock-
	Common Stock		Paid-in	Accumulated	Comprehensive	Holders’
	Number	Amount	Capital	Deficit	Income	Equity
Balance, September 30, 2004	64,333	$644	$94,149	$(23,911)	$1,872	$72,754

Comprehensive income (loss):
Net loss (unaudited)	—	—	—	(8,156)	—	(8,156)

Translation adjustment (unaudited)	—	—	—	—	7,429	7,429

Equity adjustment for interest rate swap (unaudited)	—	—	—	—	138	138

Comprehensive loss						(589)

Balance, December 31, 2004 (unaudited)	64,333	$644	$94,149	$(32,067)	$9,439	$72,165

The accompanying notes are an integral part of these consolidated financial statements.

SEMINIS, INC.

Consolidated Statements of Cash Flows
(In thousands)

	For the Three Months Ended
	December 31,	December 26,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(8,156)	$(9,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,655	3,788
Loss/(Gain) on sale of fixed assets	173	(2,525)
Deferred income taxes	2,878	2,077
Inventory provision	3,000	4,000
Provision (benefit) for minority interest subsidiary	(87)	10
Compensation expense for restricted stock units	344	275
Amortization of inventory step-up	9,968	11,526
Foreign currency gain	(10,087)	(8,876)
Other	(2,429)	255
Changes in assets and liabilities:
Accounts receivable	11,226	3,527
Inventories	(17,344)	(11,967)
Prepaid expenses and other assets	(4,116)	(6,267)
Current income taxes	(2,682)	(1,901)
Accounts payable	(19,180)	(10,725)
Other liabilities	(12,469)	2,485

Net cash used in operating activities	(45,306)	(23,447)

Cash flows from investing activities:
Purchases of fixed and intangible assets	(3,088)	(1,704)
Proceeds from disposition of assets	139	3,651
Other	(1,361)	(103)

Net cash provided by (used in) investing activities	(4,310)	1,844

Cash flows from financing activities:
Proceeds from long-term debt	37	7,019
Repayment of long-term debt	(646)	(285)
Proceeds from short-term borrowings	10,162	6,060
Repayment of short-term borrowings	(1,992)	—

Net cash provided by financing activities	7,561	12,794

Effect of exchange rate changes on cash and cash equivalents	981	(197)

Decrease in cash and cash equivalents	(41,074)	(9,006)

Cash and cash equivalents, beginning of period	116,870	36,824

Cash and cash equivalents, end of period	$75,796	$27,818

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

Supplementary Cash Flow Information

	Three Months Ended
	December 31,	December 26,
	2004	2003
	(Unaudited)
Cash paid for interest	$20,121	$1,041
Cash paid for income taxes	1,505	907

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123(R) eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company has adopted FASB Statement No. 123 under the provisions of SFAS No. 148 on October 1, 2003; see Note 9 Benefit Plan (Stock Based Compensation) for related disclosure under this provision. Accordingly, management believes SFAS No. 123(R) will not have a material impact on the Company’s balance sheet or income statements. Management continues to assess the potential impact that the adoption of SFAS No. 123(R) could have on the Company’s statements of cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its financial statements.

In November 2004, FASB Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”), was issued. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 will become effective for the Company beginning in fiscal 2006. Management is in the process of assessing the impact SFAS No. 151 will have on the Company’s financial position and results of operations.

Recent Tax Legislation

The United States Congress passed the American Jobs Creation Act of 2004 (the “Act”), which the President signed into law on October 22, 2004. Key provisions of the Act include a temporary incentive for U.S. multinational corporations to repatriate foreign earnings, a domestic manufacturing deduction, and international tax reforms designed to improve the global competitiveness of U.S. businesses. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we will reflect the effects of the Act, if any, in the first half of fiscal 2005 as part of income tax expense for the period. We are still evaluating the impact of the Act on the Company. Accordingly, we have not yet determined its impact on our effective tax rate and on our deferred tax assets and liabilities.

Note 2 — Acquisition Transactions / Liquidity

Under the acquisition transactions, in September 2003, the Company became a privately held company by acquiring all of its publicly held shares of Class A common stock, shares of Class B common stock and shares of Class B and Class C Redeemable Preferred Stocks. The Company also repaid the $216.6 million of principal outstanding under its senior credit facility, and the $11.6 million mortgage on its Oxnard real property. In order to fund these transactions and other related expenses, Fox Paine purchased shares of the Company’s common stock for a purchase price of $163.2 million, and the Company issued $190.0 million of ten year, 10 1/4% senior subordinated notes, established a senior secured credit facility that consisted of a $190.0 million term loan and a $60.0 million revolving loan (none of the revolving loan was outstanding at September 30, 2003), borrowed $17.0 million under a new mortgage note, and issued PIK Preferred Stock along with warrants to purchase 3.9 million shares of common stock for combined proceeds of $50.0 million (see Note 11 — PIK Preferred Stock).

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

Concurrently with the offering of the additional notes, the Company amended the senior secured credit facility. The amended senior secured credit facility decreased the term loan from $190.0 million to $90.0 million, increased the revolving credit facility from $60.0 million to $75.0 million (none of the revolving credit facility was outstanding at December 31, 2004 and September 30, 2004), amended pricing terms on both the term loan and revolver portion of the credit facility, and amended certain financial covenants.

The Company’s total indebtedness as of December 31, 2004 was $470.5 million, of which $88.6 million were borrowings under Company’s term loan, $341.4 million were borrowings under the senior 10 1/4% subordinated notes (including $11.4 million of remaining premium balance, which will be amortized over the life of the notes and reduces interest expense), and $17.0 million, $6.2 million, $1.5 million and $15.8 million were borrowings by its United States, Spanish, Italian and South Korean subsidiaries, respectively. The Company also has $42.0 million of preferred shares subject to mandatory redemption (see Note 11— PIK Preferred Stock). As of December 31, 2004, the Company has cash and cash equivalents of $75.8 million.

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

Inventories

The increase in inventory value of $73.2 million, reflecting the fair market value adjustment, is being expensed as the inventory is sold, which was expected to be over a 16-month period from September 29, 2003, the date of acquisition, based on an estimated inventory turn. The amortization period was subsequently changed to 18 months based on the actual inventory turn of fiscal year 2004.

Depreciation and Amortization

The effect of the negative goodwill allocation to the non-current assets resulted from the acquisition transactions was the write-down of the non-current assets. Therefore, the related depreciation and amortization expense was lowered.

Other

Intangible assets are being amortized on a straight-line basis over periods between five and forty years, and in-process research and development was immediately expensed in the results of the successor entity for the one-day period ended September 30, 2003.

Note 4 — Inventories

Inventories consist of the following:

	As of	As of
	December 31,	September 30,
	2004	2004
	(Unaudited)
Seeds	$316,591	$296,662
Unharvested crop growing costs	18,140	22,577
Supplies	10,415	9,156

Total net inventories	$345,146	$328,395

Inventories are presented net of reserves of $79,818 and $72,409 at December 31, 2004 and September 30, 2004, respectively. As described in Note 3, as part of the acquisition transactions, inventories were stepped-up by $73.2 million. In the quarter ended December 31, 2004, $10.0 million of the inventory step-up was amortized and charged to cost of sales. This non-cash adjustment will continue as the remaining inventory of approximately $16.0 million is expected to be sold over the next 3 months.

Note 5 — Intangible Assets

Intangible assets at December 31, 2004 and September 30, 2004 consist of the following:

	As of December 31, 2004
	(Unaudited)			As of September 30, 2004
	Gross	Accumulated	Net Carrying	Gross	Accumulated
	Carrying Amount	Amortization	Amount	Carrying Amount	Amortization	Adjusted Amount

Amortizable intangible assets:
Germplasm	$26,378	$(2,110)	$24,268	$25,882	$(1,684)	$24,198
Software	14,410	(3,365)	11,045	13,331	(2,552)	10,779
Trademarks	8,896	(796)	8,100	8,741	(637)	8,104
Existing product technology	25,680	(3,374)	22,306	24,162	(2,793)	21,369
Customer relationships	4,885	(408)	4,477	4,885	(327)	4,558

	$80,249	$(10,053)	$70,196	$77,001	$(7,993)	$69,008

Aggregate amortization expense was $2.1 million and $1.9 million for the three months ended December 31, 2004 and December 26, 2003, respectively. Amortization periods for Germplasm and Software are 40 years and 5 years, respectively, and Trademarks, Existing Product Technology, and Customer Relationships are 15 years. The weighted average of the amortization period for intangible assets is approximately 14.5 years. Estimated amortization expense for the next five years is as follows:

Year Ending September 30
2005	$7,396
2006	7,396
2007	7,396
2008	6,237
2009	4,599

The Company had no goodwill recorded in the three months ended December 31, 2004 and the year ended September 30, 2004.

In accordance with SFAS No. 142, impairment for goodwill was analyzed resulting in no impairment in fiscal year 2002. As a result of the acquisition transactions described in Note 3, all goodwill was written off at September 30, 2003. Furthermore, research and development assets totaling $10.6 million, which were determined by an independent appraisal service (after negative goodwill adjustments), were written off as part of research and development expenses during the one-day period ended September 30, 2003.

Note 6 — Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2004 and September 30, 2004:

	As of	As of
	December 31,	September 30,
	2004	2004
	(Unaudited)
Employee salaries and related benefits	$63,413	$58,572
Severance	498	454
Seedmen’s errors and omissions	8,621	8,823
Interest	9,277	17,914
Income taxes payable	11,247	13,582
Other	17,371	20,989

	$110,427	$120,334

Note 7 — Long-Term Debt

Long-term debt consists of the following at December 31, 2004 and September 30, 2004:

	As of	As of
	December 31,	September 30,
	2004	2004
	(Unaudited)
Senior secured credit facility borrowings	$88,625	$88,850
Senior subordinated notes	330,000	330,000
Mortgage notes	16,659	16,735
South Korean borrowings due in annual installments through 2013	1,496	1,612
Bond premium related to additional senior subordinated note	11,368	11,699
Other borrowings	1,742	1,666

	449,890	450,562
Less current portion	(1,826)	(1,746)

	$448,064	$448,816

As of December 31, 2004, long-term debt maturities are as follows:

Period Ending December 31	(Unaudited)
2005	$1,826
2006	1,891
2007	1,715
2008	1,699
2009	85,845
Thereafter	356,914

$449,890

Senior Secured Credit Facility

On September 29, 2003, the Company’s principal domestic operating subsidiary, Seminis Vegetable Seeds, Inc., entered into a senior secured credit facility with a group of lenders. The Company and its other wholly owned domestic subsidiaries guaranteed the obligations under the senior secured credit facility. The senior secured credit facility originally provided for a $190.0 million term loan and a revolving line of credit for borrowings up to an aggregate principal amount of $60.0 million. The Company amended the senior secured credit facility on January 15, 2004 such that it now provides a $90.0 million term loan and a revolving line of credit for borrowings up to an aggregate principal amount of $75.0 million, and amortizes in quarterly installments equal to 1.0% per annum for the first five and 1/2 years, and with the balance of the term loan due in a single payment at the end of the sixth year. The first quarterly payment was paid on March 31, 2004. The $75.0 million revolving credit facility will mature in five years from the closing date of the acquisition transactions and does not amortize (none of which was drawn as of December 31, 2004 and $3.5 million of which was committed under letters of credit). Both facilities may be voluntarily prepaid in whole or in part without premium or penalty. Additionally, based upon formulas stated in the amended senior secured credit facility and subject to certain exceptions, all or a portion of the proceeds from the issuance of equity interests or equity rights, debt issuances, asset sales, proceeds from insurance recoveries and excess cash flow must be used to pay down the outstanding balance under the term loan facility.

In general, borrowings under the amended senior secured credit facility will bear interest, at the Company’s option, on either a London inter-bank offered rate (LIBOR) or an alternate base rate, in each case plus an applicable rate. The alternate base rate is equal to the highest of Citicorp North America, Inc.’s base rate, the three month certificate of deposit rate plus 0.5% and the federal funds effective rate plus 0.5%. The applicable rate for the term loan is based upon the Company’s leverage ratio that ranges from 1.25% to 2.00% per annum in the case of an alternate rate loan or LIBOR plus 3.00% per annum in the case of a LIBOR loan. The applicable rate for the revolving credit facility under the amended senior secured credit facility is based upon the Company’s leverage ratio and ranges from 1.00% to 1.75% per annum in the case of alternate rate loans and LIBOR plus 2.00% to LIBOR plus 2.75% per annum in the case of LIBOR loans, subject, in each case, to adjustments based on the leverage ratio at the time. Subsequent to an event of default under the amended senior secured credit facility, borrowings will bear interest at 2.0% over the rate of interest otherwise applicable and the LIBOR rate will not be available.

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

On December 31, 2004, the outstanding balance of the term loan under the senior secured credit facility was $88.6 million with a variable interest rate of 4.46%, and the Company is in compliance with its financial covenants.

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

On December 31, 2004, the outstanding balance of the 10 1/4% senior subordinated notes was $330.0 million and a remaining premium balance of $11.4 million.

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

On December 31, 2004, the outstanding balance of the mortgage note was $16.7 million with a fixed interest rate of 6.3%, and the market value of the interest rate swap was a liability to Seminis of $0.3 million.

South Korean Borrowings

The Company’s South Korean subsidiary has a number of loan facilities maturing until 2013. Borrowings under these facilities carry interest rates of between 4.0% and 6.0%.

Other Borrowings

Other borrowings consisted of various domestic and foreign, government and non-government loans of less than $1.5 million each, bearing interest annually at average rates of 9.82% through 2013 as of December 31, 2004 and September 30, 2004.

For the three months ended December 31, 2004 and fiscal year ended September 30, 2004, the Company incurred interest at a weighted-average rate of 8.66% and 8.68% per annum, respectively.

Note 8 — Pensions and Other Postretirement Benefits

The Company provides a defined-benefit plan in the Netherlands (the “Netherlands Plan”) as required by statute. The components of net pension expense of the Netherlands Plan are as follows:

	Three Months Ended
	December 31,	December 26,
	2004	2003
	(Unaudited)
Service cost	$718	$546
Interest cost	1,205	916
Expected return on plan assets	(1,429)	(1,087)
Amortization of prior service cost	(59)	(44)
Amortization of net (gain) loss	288	219

	$723	$550

Note 9 — Stock-Based Compensation

The Company has a policy whereby all stock option grants are priced at fair market value on the date of grant. Prior to October 1, 2003, the Company used the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

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

Note 10 — Equity Interests of Certain Beneficial Owners and Management

Options

Certain executives of the Company have “rolled over” their option rights from pre-acquisition stock option grants, and as of December 31, 2004, there are approximately 1.7 million options outstanding.

Restricted Stock Units

Upon completion of the acquisition transactions, the Company granted restricted stock units to a group of Company’s senior executives. The restricted stock units will, upon the events described below, be paid in shares of Company common stock on a one-for-one basis and will vest over a five year period depending on the continued employment of the executive and on Company’s performance and the performance of the executives relative to specified goals and objectives.

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

If the specified goals and objectives are achieved and the executive is actively employed by the Company at each applicable vesting date, the restricted stock units will vest with respect to 10.0% of the aggregate award in each of the first two years, 20.0% of the aggregate award in the third year and 30.0% of the aggregate award in each of the fourth and fifth years following the time of grant. To the extent that conditions to vesting are not met and some of the restricted stock units do not vest, the portion of restricted stock units that do not vest will be permanently forfeited and will not be reallocated.

In the event that Fox Paine achieves a designated internal rate of return on its initial investment in the Company prior to the fifth anniversary of the completion of the acquisition transactions, all restricted stock units, other than those permanently forfeited due to a failure to meet specified goals and objectives, will vest.

For the three months ended December 31, 2004 and December 26, 2003, the Company recorded $0.3 million of compensation expense in each period for restricted stock units.

Co-Investment Rights to Purchase Additional Shares of Company’s Common Stock

In connection with the acquisition transactions, Desarrollo Consolidado de Negocios, S.A. de C.V. received immediately exercisable rights to acquire 13.8% of the outstanding shares of the Company’s common stock on a fully diluted basis. In addition, Desarrollo Consolidado de Negocios, S.A. de C.V. and Fox Paine received a second tranche of co-investment rights to acquire up to 15.8% and 1.57%, respectively, of the outstanding shares of the Company’s common stock on a fully diluted basis. The Fox Paine co-investment rights and the second tranche of co-investment rights owned by Desarrollo Consolidado de Negocios, S.A. de C.V. will become exercisable only if Fox Paine achieves a 26.0% internal rate of return on its investment in the Company. Each co-investment right entitles the recipient to acquire one share of Company’s common stock at an exercise price of $3.40 per share. All of the co-investment rights expire on the tenth anniversary of the date of the consummation of the acquisition transactions.

Warrants

See Note 11 — PIK Preferred Stock

Note 11 — PIK Preferred Stock

The Company issued shares of PIK Preferred Stock with an aggregate liquidation preference of $50.0 million as part of the acquisition transactions. In connection with the sale of PIK Preferred Stock, the Company issued warrants to purchase shares of Company common stock representing approximately 3.7% of the shares of Company common stock on a fully diluted basis. The shares of PIK Preferred Stock are mandatorily redeemable at liquidation value on October 1, 2014.

Holders of shares of the PIK Preferred Stock are entitled to receive paid-in-kind dividends (or at the sole discretion of the Company, cash dividends) at the annual rate of 12.0% of liquidation preference per share, compounded quarterly, provided that after the occurrence of, and during the continuance of, specified events of default, holders of shares of the PIK Preferred Stock are entitled to receive paid-in-kind dividends (or in the sole discretion of the Company, cash dividends) at the annual rate of 14.0% of liquidation preference per share, compounded quarterly.

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

The ability of the Company to pay cash dividends on the PIK Preferred Stock or to redeem the PIK Preferred Stock is dependent on the ability of Seminis Vegetable Seeds, a subsidiary of the Company, to dividend funds to the Company, which ability is limited by the terms of the Company’s senior secured facility and the notes.

The preferred shares subject to mandatory redemption were stated at $42.0 million and $41.8 million as of December 31, 2004 and September 30, 2004, respectively. The accretion of the preferred shares subject to mandatory redemption and their paid-in-kind dividends are recognized as interest expense through the term of the agreement. For the three months ended December 31, 2004 and December 26, 2003, this interest expense totaled $1.7 million and $1.8 million, respectively.

Note 12 — Commitments and Contingencies

Contingencies

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

The biotech trait involved here, known as the PG-gene, had been cleared for human consumption by the Food and Drug Administration in 1994, and a different seed variety with this trait was planted commercially until 1999. Federal regulators indicate there is no evidence that the seed in this instance was used for anything other than research.

Seminis and UCD worked with the U.S. Department of Agriculture, as well as similar local agencies in the countries where seed was sent to determine what happened and what actions, if any, needed to be taken. The USDA has now closed its investigation with a minor fine paid by Seminis, and an update to Seminis’ seed handling training.

As part of the formation of LSL PlantScience, a joint venture between Seminis and LSL Biotechnologies, LSL Biotechnologies contributed certain agreements between LSL Biotechnologies and a third party. These agreements contain provisions that permanently restrict the third party from engaging in the development or marketing of open field tomato seeds having long-shelf-life characteristics in certain areas in the world, including North America. In September 2000, the Antitrust Division of the U.S. Department of Justice filed suit in the U.S. District Court for the District of Arizona against LSL PlantScience, LSL Biotechnologies and Seminis to delete these restrictive provisions. On March 29, 2002, the U.S. District Court dismissed without prejudice the action against LSL PlantScience, LSL Biotechnologies and Seminis. The U.S. Department of Justice appealed this ruling, but its appeal was denied by a panel of the Ninth Circuit Court of Appeals on August 11, 2004. The U.S. Department of Justice filed a Petition for Panel Rehearing and Suggestion for Rehearing En Bank on September 23, 2004, requesting that the panel’s decision be vacated, and the district court’s order reversed (U.S. v. LSL Biotechnologies, 9th Cir., No. 02-16472, 8/11/04). On October 20, 2004, the government’s petition was denied, and the mandate was issued on November 3, 2004.

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

The Company is involved from time to time as a defendant in various other lawsuits arising in the normal course of business. Management believes that no current claims, individually or in the aggregate, will have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Note 13 — Related Party Transactions

In accordance with the agreement entered in as part of acquisition transactions, the Company paid management fees of $2.6 million each to Fox Paine and Desarrollo Consolidado De Negocios, S.A. De C.V. in October and December 2004, respectively, for services to be rendered during fiscal year 2005. The annual management fee is equal to 1% of previous fiscal year’s net sales and is amortized as services are rendered during the fiscal year.

Note 14 — Subsequent Events

On January 24, 2005, Seminis Inc. (“Seminis”) and Fox Paine & Company, LLC (“Fox Paine”) announced that Seminis entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Monsanto Company (“Monsanto”), Monsanto Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Monsanto, and Seminis, dated as of January 22, 2005, pursuant to which Monsanto would acquire Seminis for approximately $1.4 billion in cash and assumed debt, subject to the contingent value right payment described below.

As of the effective time of the merger, outstanding shares of common stock of Seminis will be converted into the right to receive $10.52 per share. Outstanding options, restricted stock units, co-investment rights and warrants will be converted into the right to receive an amount in cash equal to the common stock cash price per share for the number of shares into which they are convertible, less their conversion price, if any.

Marinet Investments, LLC (“Marinet”), a current holder of co-investment rights in Seminis which are being terminated upon the consummation of the merger, may elect prior to closing to reduce the merger consideration it would otherwise be entitled to receive by $50 million in exchange for a performance-based contingent value right to receive up to $125 million based on the achievement of certain cumulative net sales targets over the thirty-six-month period ending September 30, 2007.

As contemplated by the Merger Agreement, each holder of Seminis common stock and warrants entered into a support agreement agreeing, among other things, to vote in favor of approval of the Merger Agreement and the merger. The holders of Seminis common stock approved the Merger Agreement by written consent on January 22, 2005.

The Merger Agreement is subject to customary terms and conditions, including regulatory approvals. The transaction is expected to be completed during the first half of 2005. There can be no assurance that the transactions contemplated by the Merger Agreement will be consummated.

Note 15 — Supplemental Guarantor/Non-Guarantor Financial Information

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

Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

(1)	elimination of investments in subsidiaries;

(2)	elimination of intercompany accounts;

(3)	elimination of intercompany sales between guarantor and non-guarantor subsidiaries; and

(4)	elimination of equity in earnings of subsidiaries.

Condensed Consolidating Balance Sheets
As of December 31, 2004
(Unaudited)

		Seminis		Subsidiary
	Seminis	Vegetable	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$56,509	$750	$18,537	$—	$75,796
Accounts receivable	—	36,933	3,538	109,208	—	149,679
Inventories	—	167,409	6,380	171,357	—	345,146
Prepaid expenses and other current assets	—	7,704	23	3,934	—	11,661

Total current assets	—	268,555	10,691	303,036	—	582,282
Property, plant and equipment, net	—	35,304	70	51,589	—	86,963
Investment in subsidiaries	247,408	240,284	—	—	(487,692)	—
Intangible assets, net	—	45,027	—	25,169	—	70,196
Deferred tax asset	—	—	—	1,290	(1,290)	—
Other assets	132	13,772	—	10,193	—	24,097

	$247,540	$602,942	$10,761	$391,277	$(488,982)	$763,538

Current liabilities
Short-term borrowings	$—	$—	$—	$20,604	$—	$20,604
Current maturities of long-term debt	—	1,211	189	426	—	1,826
Accounts payable	—	22,574	446	23,157	—	46,177
Accrued liabilities	453	47,293	517	62,164	—	110,427
Intercompany payables	132,906	(183,079)	13,802	36,371	—	—

Total current liabilities	133,359	(112,001)	14,954	142,722	—	179,034
Long-term debt	—	445,441	158	2,465	—	448,064
Deferred income taxes	—	22,094	—	—	(1,290)	20,804
Minority interest in subsidiaries	—	—	—	1,455	—	1,455
Preferred shares subject to mandatory redemption	42,016	—	—	—	—	42,016

Total liabilities	175,375	355,534	15,112	146,642	(1,290)	691,373

Total stockholders’ equity	72,165	247,408	(4,351)	244,635	(487,692)	72,165

	$247,540	$602,942	$10,761	$391,277	$(488,982)	$763,538

Condensed Consolidating Balance Sheets
As of September 30, 2004

		Seminis		Subsidiary
	Seminis	Vegetable	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$—	$101,022	$635	$15,213	$—	$116,870
Accounts receivable	—	36,684	4,269	112,220	—	153,173
Inventories	—	168,225	7,201	152,969	—	328,395
Prepaid expenses and other current assets	—	5,180	23	2,814	—	8,017

Total current assets	—	311,111	12,128	283,216	—	606,455
Property, plant and equipment, net	—	35,187	76	43,345	—	78,608
Investment in subsidiaries	253,597	233,740	—	—	(487,337)	—
Intangible assets, net	—	44,710	—	24,298	—	69,008
Other assets	137	13,886	—	9,568	—	23,591

	$253,734	$638,634	$12,204	$360,427	$(487,337)	$777,662

Current liabilities
Short-term borrowings	$—	$—	$—	$10,965	$—	$10,965
Current maturities of long-term debt	—	1,206	183	357	—	1,746
Accounts payable	—	34,448	917	27,974	—	63,339
Accrued liabilities	452	54,018	124	65,740	—	120,334
Intercompany payables	138,755	(167,004)	14,245	14,004	—	—

Total current liabilities	139,207	(77,332)	15,469	119,040	—	196,384
Long-term debt	—	446,077	208	2,531	—	448,816
Deferred income taxes	—	16,291	—	—	—	16,291
Minority interest in subsidiaries	—	—	—	1,644	—	1,644
Preferred shares subject to mandatory redemption	41,773	—	—	—	—	41,773

Total liabilities	180,980	385,036	15,677	123,215	—	704,908

Total stockholders’ equity	72,754	253,598	(3,473)	237,212	(487,337)	72,754

	$253,734	$638,634	$12,204	$360,427	$(487,337)	$777,662

Condensed Consolidating Statements of Operations
For the Three Months Ended December 31, 2004
(Unaudited)

		Seminis		Subsidiary
	Seminis	Vegetable	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$68,199	$1,801	$77,815	$(37,111)	$110,704
Cost of goods sold	—	37,153	1,934	45,098	(37,111)	47,074

Gross profit	—	31,046	(133)	32,717	—	63,630

Operating expenses
Research and development expenses	—	6,137	—	6,885	—	13,022
Selling, general and administrative expenses	—	22,269	458	30,647	—	53,374
Amortization of intangible assets	—	1,461	—	600	—	2,061

Total operating expenses	—	29,867	458	38,132	—	68,457

Gain on sale of assets	—	—	(275)	102	—	(173)

Income (loss) from operations	—	1,179	(866)	(5,313)	—	(5,000)

Other income (expense)
Interest income	—	328	—	85	—	413
Interest expense	(6)	(9,979)	(11)	(502)	—	(10,498)
Interest expense from preferred shares subject to mandatory redemption	(1,743)	—	—	—	—	(1,743)
Foreign currency gain (loss)	(83)	1,271	—	8,899	—	10,087
Minority interest	—	—	—	87	—	87
Other, net	—	443	(1)	(243)	—	199
Equity from subsidiary	(6,324)	612	—	—	5,712	—

	(8,156)	(7,325)	(12)	8,326	5,712	(1,455)

Income (loss) before income taxes	(8,156)	(6,146)	(878)	3,013	5,712	(6,455)
Income tax expense	—	(178)	—	(1,523)	—	(1,701)

Net income (loss)	$(8,156)	$(6,324)	$(878)	$1,490	$5,712	$(8,156)

Condensed Consolidating Statements Of Operations
For the Three Months Ended December 26, 2003
(Unaudited)

		Seminis		Subsidiary
	Seminis	Vegetable	Subsidiary	Non-
	(Parent)	(Issuer)	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$56,508	$2,108	$71,006	$(27,730)	$101,892
Cost of goods sold	—	36,103	2,114	41,988	(27,730)	52,475

Gross profit	—	20,405	(6)	29,018	—	49,417

Operating expenses
Research and development expenses	—	6,000	—	5,574	—	11,574
Selling, general and administrative expenses	—	19,966	420	25,524	—	45,910
Amortization of intangible assets	—	1,331	—	556	—	1,887

Total operating expenses	—	27,297	420	31,654	—	59,371

Gain on sale of assets	—	—	—	2,525	—	2,525

Loss from operations	—	(6,892)	(426)	(111)	—	(7,429)

Other income (expense)
Interest Income	—	11	—	101	—	112
Interest expense	(6)	(7,565)	(16)	(449)	—	(8,036)
Interest expense from preferred shares subject to mandatory redemption	(1,760)	—	—	—	—	(1,760)
Foreign currency gain (loss)	—	312	—	8,564	—	8,876
Other, net	—	2	5	184	—	191
Equity from subsidiary	(7,363)	6,769	—	—	594	—

	(9,129)	(471)	(11)	8,400	594	(617)

Income (loss) before income taxes	(9,129)	(7,363)	(437)	8,289	594	(8,046)
Income tax expense	—	—	—	(1,083)	—	(1,083)

Net income (loss)	(9,129)	(7,363)	(437)	7,206	594	(9,129)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended December 31, 2004
(Unaudited)

		Seminis
	Seminis	Vegetable	Subsidiary	Subsidiary
	(Parent)	(Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(23,191)	$603	$(22,718)	$—	$(45,306)

Cash flows from investing activities:
Purchases of fixed and intangible assets	—	(782)	(2)	(2,304)	—	(3,088)
Proceeds from disposition of assets	—	—	—	139	—	139
Other	—	(1,103)	—	(258)	—	(1,361)

Net cash used in investing activities	—	(1,885)	(2)	(2,423)	—	(4,310)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	—	37	—	37
Repayment of long-term debt	—	(301)	(43)	(302)	—	(646)
Proceeds from short-term borrowings	—	—	—	10,162	—	10,162
Repayment of short-term borrowings	—	—	—	(1,992)	—	(1,992)
Net change in intercompany account	—	(19,136)	(443)	19,579	—	—

Net cash provided by (used in) financing activities	—	(19,437)	(486)	27,484	—	7,561

Effect of exchange rate changes on cash and cash equivalents	—	—	—	981	—	981

Increase (decrease) in cash and cash equivalents	—	(44,513)	115	3,324	—	(41,074)
Cash and cash equivalents, beginning of period	—	101,022	635	15,213	—	116,870

Cash and cash equivalents, end of period	$—	$56,509	$750	$18,537	$—	$75,796

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended December 26, 2003
(Unaudited)

		Seminis
	Seminis	Vegetable	Subsidiary	Subsidiary
	(Parent)	(Issuer)	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(15,190)	$922	$(9,179)	$—	$(23,447)

Cash flows from investing activities:
Purchases of fixed and intangible assets	—	(532)	—	(1,172)	—	(1,704)
Proceeds from disposition of assets	—	1,060	—	2,591	—	3,651
Other	—	—	—	(103)	—	(103)

Net cash provided by investing activities	—	528	—	1,316	—	1,844

Cash flows from financing activities:
Proceeds from long-term debt	—	7,000	—	19	—	7,019
Repayment of long-term debt	—	(48)	(38)	(199)	—	(285)
Proceeds from short-term borrowings	—	—	—	6,060	—	6,060
Net change in intercompany account	—	53	(987)	934	—	—
Capital contributions/ dividends received (paid) / other	—	102	—	(102)	—	—

Net cash provided by (used in) financing activities	—	7,107	(1,025)	6,712	—	12,794

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(197)	—	(197)

Decrease in cash and cash equivalents	—	(7,555)	(103)	(1,348)	—	(9,006)
Cash and cash equivalents, beginning of period	—	18,669	906	17,249	—	36,824

Cash and cash equivalents, end of period	$—	$11,114	$803	$15,901	$—	$27,818

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere herein. The following discussion and analysis contains certain “forward-looking statements” which are subject to certain risks, uncertainties and contingencies, including, without limitation, those set forth below, which could cause Seminis’ actual business results of operations or financial condition to differ materially from those expressed in or implied by, such statements.

RISK FACTORS

Readers should be aware that there are various risk factors including, but not limited to, those set forth below:

•	We have experienced losses in the past and we may experience losses in the future.

•	Following the acquisition transactions, the Company has incurred substantially higher levels of debt.

•	The Company’s failure to accurately forecast and manage inventory could result in an unexpected shortfall or surplus of seeds, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company owns production and processing facilities in numerous countries throughout the world and markets its products worldwide. Accordingly, fluctuations in currency rates may affect the Company’s operating results and net income.

•	The Company’s business is seasonal.

•	The Company continues to invest in research and development in order to enable us to identify and develop new products to meet consumer demands. In fiscal year 2004, our investment in research and development represented 9.7% of net sales. Despite investments in this area, our research and development may not result in the discovery or successful development of new products, which will be accepted by our customers.

•	The Company may not have the ability to protect its intellectual property due to the uncertainty of litigation and the ineffectiveness of the laws in some of the countries that the Company currently has operations, which could have a material adverse effect on our business, results of operations or financial condition.

•	A change in U.S. law protecting plant patents could limit or take away patent protection for the Company’s patented seeds, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company faces substantial competition due to technological advances by competitors such as other seed companies, pharmaceutical and chemical companies and biotechnology companies. Many of these companies have substantially greater resources than the Company. If a competitor introduces a competitively successful product, it could take years to develop a competitive seed variety, which could have a material adverse effect on our business, results of operations or financial condition.

•	Extreme weather conditions, disease and pests can materially and adversely affect the quality and quantity of seeds produced. There can be no assurance that these factors will not affect a substantial portion of the Company’s production in any year and have a material adverse effect on our business, results of operations or financial condition.

•	Defective seeds could result in claims and negative publicity, and the insurance covering claims may become unavailable or be inadequate, which could have a material adverse effect on our business, results of operations or financial condition.

•	The Company’s worldwide operation and products are highly regulated in the areas of safety and protection of human health and the environment. Compliance with these health and safety regulations can be costly.

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

The $73.2 million increase in inventory value was expected to be expensed as the inventory is sold over a 16-month period from the date of acquisition, based on an estimated inventory turn. The amortization period of the inventory step-up was subsequently changed to 18 months based on the actual inventory turn of fiscal year 2004. Intangible assets are amortized on a straight-line basis over periods between five and forty years.

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

In our forecasting model for each project, cash flows from revenues forecasted in each period were reduced by related expected expenses, capital expenditures and the cost of working capital. The discount rates applied to a project’s cash flows were approximately 22% to 24%, based on the level of risk associated with a particular project and the current return on investment requirements of the market.

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

OUTLOOK

The change in the basis of assets and liabilities, resulting from the acquisition transactions, will continue to impact the operating results of the Company. During the first six months of fiscal year 2005, gross margins will be lower, resulting from the amortization of the increased basis in inventory. The increase in inventory basis of $73.2 million, resulting from the purchase accounting adjustments made in connection with the acquisition transactions, is reflected in the statement of operation through decreased margins as the related inventory is sold. This non-cash adjustment will continue as the remaining inventory of approximately $16.0 million is expected to be sold by March 2005. Approximately over the next eight years, operating expenses will benefit from an annual reduction in depreciation expense of approximately $7.6 million, which will reduce research and development, selling, general and administrative expenses. Our future results are expected to be adversely impacted by increased interest expense as a result of higher average debt levels outstanding coupled with higher interest rates.

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

Results of Operations

The table below sets forth Seminis’ results of operations data expressed as a percentage of net sales.

	Three Months Ended
	December 31,	December 26,
	2004	2003
	(Unaudited)
Net sales	100.0%	100.0%

Gross margin	57.5	48.5
Research and development expenses	11.8	11.4
Selling, general and administrative expenses	48.2	45.1
Amortization of intangible assets	1.9	1.8

Total operating expenses	61.9	58.3
Gain (loss) on sale of fixed assets	(0.2)	2.5

Loss from operations	(4.6)	(7.3)
Interest expense, net	(10.7)	(9.6)
Other non-operating income (expense), net	9.4	8.9

Loss before income taxes	(5.9)	(8.0)
Income tax expense	(1.5)	(1.0)

Net loss	(7.4)%	(9.0)%

Three Months Ended December 31, 2004 Compared with Three Months Ended December 26, 2003

Net Sales

Net sales increased 8.6% to $110.7 million for the three months ended December 31, 2004 compared to $101.9 million for the three months ended December 26, 2003. The result was partially due to $3.8 million of positive impact of currency fluctuations primarily relating to the strengthening of the Euro and South Korean Won versus the U.S. Dollar during the first quarter of fiscal year 2005 compared to the same period in the prior year. In constant dollars stated at average monthly exchange rate of the first quarter of fiscal year 2004 and excluding non-seed sales, net seed sales would have increased 4.1% for the first quarter of fiscal year 2005. The increase was primarily a result of price increases implemented in October 2004 and the availability of high-demand seed. Geographically, the sales increases were primarily in the Americas, Asia Pacific and West Asia with gains in sales in tomato and melon, which was partially offset by sales decrease in Europe.

Gross Profit

Gross profit increased 28.8% to $63.6 million for the three months ended December 31, 2004 from $49.4 million for the three months ended December 26, 2003. Gross margin percentage increased to 57.5% for the three months ended December 31, 2004 from 48.5% for the three months ended December 26, 2003. The increase was primarily due to improved margin and mix impact of $2.3 million, volume impact of $4.2 million, lower seedmen’s claims and inventory reserve provision of $5.0 million, and currency fluctuation impact of $2.7 million.

Research and Development Expenses

Research and development expenses increased 12.5% to $13.0 million for the three months ended December 31, 2004 from $11.6 million for the three months ended December 26, 2003. This increase was primarily the result of cost of living adjustments, and $0.5 million of currency fluctuations from research and development expenses in Europe and South Korea in the first three months of fiscal year 2005. As a percentage to sales, research and development expenses for the three months ended December 31, 2004 increased to 11.8% from 11.4% in the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 16.3% to $53.4 million for the three months ended December 31, 2004 from $45.9 million for the three months ended December 26, 2003. The increase was primarily due to cost of living adjustments, variable expenses associated with sales, $2.1 million of currency exchange impact on European and South Korean expenses, $0.5 million of management fee and related expenses, and $1.0 million of severance expense. As a percentage to net sales, selling, general and administrative expenses for the three months ended December 31, 2004 was 48.2%, compared to 45.1% in the same period last year.

Amortization of Intangible Assets

Amortization of intangible assets increased 9.2% to $2.1 million for the three months ended December 31, 2004 from $1.9 million for the three months ended December 26, 2003.

Gain (Loss) on Sale of Fixed Assets

The gain (loss) on sale of assets was a loss of $0.2 million for the three months ended December 31, 2004 compared to a gain of $2.5 million for the three months ended December 26, 2003. The gain for the three months ended December 26, 2003, resulted primarily from fixed asset sales by our South Korean subsidiary.

Interest Expense, Net

Interest expense, net, increased 22.1% to $11.8 million for the three months ended December 31, 2004 from $9.7 million for the three months ended December 26, 2003. The increase was primarily due to higher debt levels and interest rates from the issuance of additional 10 1/4% senior subordinated notes on January 23, 2004.

Other Non-Operating Income, Net

We had other non-operating income, including foreign currency gain (loss) and minority interest, net, of $10.4 million and $9.1 million for the three months ended December 31, 2004 and the three months ended December 26, 2003, respectively. Other non-operating income, net, for the three months ended December 31, 2004 primarily consisted of foreign currency gain of $10.1 million, minority interest benefit of $0.1 million and other income of $0.2 million. Other non-operating income, net, for the three months ended December 26, 2003, primarily consisted of foreign currency gains of $8.9 million and other income of $0.2 million. The foreign currency gain in both the first quarter of fiscal years 2005 and 2004 primarily related to a U.S. dollar-denominated intercompany loan in the Netherlands.

Income Tax Expense

Income tax expense was $1.7 million or a 26.4% effective tax rate, and $1.1 million or a 13.5% effective tax rate for the three months ended December 31, 2004 and December 26, 2003, with pre-tax losses of $6.5 million and $8.0 million, respectively. The variation in income tax rate was primarily due to the amount and mix of worldwide income at Seminis’ subsidiaries.

Liquidity and Capital Resources

Background

In connection with the acquisition transactions, the Company became a privately held company, acquired all of its publicly held shares of Class A common stock, shares of Class B common stock, and shares of Class B and Class C Redeemable Preferred Stocks, repaid the $216.6 million of principal outstanding under its senior credit facility, and $11.6 million of a mortgage on its Oxnard real property. In order to fund these transactions and other related expenses, Fox Paine purchased shares of the Company’s common stock for a purchase price of $163.2 million, the Company issued $190.0 million of ten year, 10 1/4% senior subordinated notes, established a senior secured credit facility that consisted of a $190.0 million term loan and a $60.0 million revolving loan (none of the revolving loan was outstanding at December 31, 2004 and September 30, 2004, respectively), borrowed $17.0 million under a new mortgage note, and issued paid-in-kind mandatory redeemable preferred stock (see Note 11 to our consolidated financial statements — PIK Preferred Stock) along with warrants to purchase 3.9 million shares of common stock for combined proceeds of $50.0 million.

Upon completion of the acquisition transactions, the Company had total indebtedness of $421.3 million as of September 30, 2003 compared to $252.5 million before the transactions.

Cash flows from operations

Operating activities utilized $45.3 million and $23.4 million in cash flow during the three months ended December 31, 2004 and December 26, 2003, respectively. The increase in cash utilization in operating activities was primarily due to an incremental interest payment of $19.1 million based on the interest due dates during the first quarters of fiscal year 2005 and 2004, and $1.5 million of dividend for preferred C shares.

Cash flows from investments

Capital expenditures increased to $3.1 million for the three months ended December 31, 2004, from $1.7 million in the same period of the prior fiscal year. Other investing activities for the three months ended December 31, 2004 included $0.1 million from proceeds from the sale of assets compared to $3.7 million in the prior fiscal year. The decrease in proceeds during the three months ended December 31, 2004 was primarily due to higher asset sales in our South Korean subsidiary in the prior fiscal period.

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

The Company’s total indebtedness as of December 31, 2004 was $470.5 million, of which $88.6 million were borrowings under Company’s term loan, $341.4 million were borrowings under our senior 10 1/4% subordinated notes (including $11.4 million of remaining premium balance, which will be amortized over the life of the notes and reduces interest expense), and $17.0 million, $6.2 million, $1.5 million and $15.8 million were borrowings by its United States, Spanish, Italian and South Korean subsidiaries, respectively. The Company also has $42.0 million of preferred shares subject to mandatory redemption (see Note 11— PIK Preferred Stock). As of December 31, 2004, the Company has cash and cash equivalents of $75.8 million.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123(R) eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company has adopted FASB Statement No. 123 under the provisions of SFAS No. 148 on October 1, 2003; see Note 9 Benefit Plan (Stock Based Compensation) for related disclosure under this provision. Accordingly we believe SFAS No. 123(R) will not have a material impact on our balance sheet or income statements. We continue to assess the potential impact that the adoption of SFAS No. 123(R) could have on our statements of cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In November 2004, FASB Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”), was issued. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 will become effective for us beginning in fiscal 2006. We are in the process of assessing the impact SFAS No. 151 will have on our financial position and results of operations.

Recent Tax Legislation

The United States Congress passed the American Jobs Creation Act of 2004 (the “Act”), which the President signed into law on October 22, 2004. Key provisions of the Act include a temporary incentive for U.S. multinational corporations to repatriate foreign earnings, a domestic manufacturing deduction, and international tax reforms designed to improve the global competitiveness of U.S. businesses. In accordance with SFAS 109, “Accounting for Income Taxes,” we will reflect the effects of the Act, if any, in the first half of fiscal 2005 as part of income tax expense for the period. We are still evaluating the impact of the Act on the Company. Accordingly, we have not yet determined its impact on our effective tax rate and on our deferred tax assets and liabilities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures set forth in the Form 10-K, as filed with the SEC on September 30, 2004 have not changed significantly through the three months ended December 31, 2004.

Item 4. Controls and Procedures

The Company’s chief executive officer and chief accounting officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, process, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls over financial reporting during the first quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially effect, the registrant’s internal control over financial reporting.

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

The biotech trait involved here, known as the PG-gene, had been cleared for human consumption by the Food and Drug Administration in 1994, and a different seed variety with this trait was planted commercially until 1999. Federal regulators indicated there was no evidence that the seed in this instance was used for anything other than research.

Seminis and UCD worked with the U.S. Department of Agriculture, as well as similar local agencies in the countries where seed was sent to determine what happened and what actions, if any, needed to be taken. The USDA has now closed its investigation with a minor fine paid by Seminis, and an update to Seminis’ seed handling training.

As part of the formation of LSL PlantScience, a joint venture between Seminis and LSL Biotechnologies, LSL Biotechnologies contributed certain agreements between LSL Biotechnologies and a third party. These agreements contain provisions that permanently restrict the third party from engaging in the development or marketing of open field tomato seeds having long-shelf-life characteristics in certain areas in the world, including North America. In September 2000, the Antitrust Division of the U.S. Department of Justice filed suit in the U.S. District Court for the District of Arizona against LSL PlantScience, LSL Biotechnologies and Seminis to delete these restrictive provisions. On March 29, 2002, the U.S. District Court dismissed without prejudice the action against LSL PlantScience, LSL Biotechnologies and Seminis. The U.S. Department of Justice appealed this ruling, but their appeal was denied by a panel of the Ninth Circuit Court of Appeals on August 11, 2004. The U.S. Department of Justice filed a Petition for Panel Rehearing and Suggestion for Rehearing En Bank on September 23, 2004, requesting that the panel’s decision be vacated, and the district court’s order reversed (U.S. v. LSL Biotechnologies, 9th Cir., No. 02-16472, 8/11/04). On October 20, 2004, the government’s petition was denied, and the mandate was issued on November 3, 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Note 14 to our consolidated financial statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

See Note 14 to our consolidated financial statements.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among Seminis, Inc., Seminis Acquisition LLC, Seminis Merger Corp., and Fox Paine & Co., LLC, dated as of May 30, 2003.*

2.2	Stock Purchase Agreement by and among Fox Paine Seminis Holdings., LLC Banca Afirme, SA., Instiucion de Banca Multiple, Afirme Grupo Financiero, as Trustee, Under the Irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable de Administracion y Pago Numero 167-5), Seminis Acquisition LLC and Seminis Merger Corp., dated as of May 30, 2003.*

2.3	Amended and Restated Exchange Agreement by and between Seminis, Inc. and Savia, S.A. de C.V. dated as of May 30, 2003.*

2.4	Contribution Agreement by and among Seminis Acquisition LLC, Savia, S.A. de C.V., Banca Afirme, S.A., Institucion de Banca Multiple, Afirme Grupo Financiero, as Trustee, under the Irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable de Administracion y Pago Numero 167-5), Conjunto Administrativo Integral, S.A. de C.V., Desarrollo Consolidado de Negocios, S.A. de C.V., Emprima, S.A. de C.V., Park Financial Group, Ltd (BVI), Alfonso Romo Garza and Certain Members of Seminis and Savia Management, dated as of May 30, 2003.*

2.5	Amendment to Contribution Agreement, dated as of September 29, 2003, by and among Seminis Acquisition LLC, Savia, S.A. de C.V., Banca Afirme, S.A., Institucion de Banca Multiple, Afirme Grupo Financiero, as Trustee, Under the Irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable de Administracion y Pago Numero 167-5), Conjunto Administrativo Integral, S.A. de C.V., Desarrollo Consolidado de Negocios, S.A. de C.V., Emprima, S.A. de C.V., Park Financial Group, Ltd (BVI), Alfonso Romo Garza and Certain Members of Seminis and Savia Management.*

3.1	Articles of Incorporation of Seminis Vegetable Seeds, Inc.*

3.2	By-laws of Seminis Vegetable Seeds, Inc.*

3.3	Amended and Restated Certificate of Incorporation of Seminis, Inc.*

3.4	By-laws of Seminis, Inc.*

3.5	Certificate of Designation of Preferences and Rights of Class C Redeemable Preferred Stock of Seminis, Inc.*

3.6	Articles of Incorporation of Petoseed International, Inc.*

3.7	By-laws of Petoseed International, Inc.*

3.8	Articles of Incorporation of PGI Alfalfa, Inc.*

3.9	By-laws of PGI Alfalfa, Inc.*

3.10	Articles of Incorporation of Baxter Seed Co., Inc.*

3.11	By-laws of Baxter Seed Co., Inc.*

4.1	Indenture, dated as of September 29, 2003, by and among Seminis Vegetable Seeds, Inc., Seminis, Inc., Petoseed International, Inc., PGI Alfalfa, Inc., and Baxter Seed Co., Inc. and Wells Fargo Bank, National Association for the 10 1/4% Senior Subordinated Notes due 2013.*

4.2	Registration Rights Agreement, dated as of September 29, 2003, by and among Seminis Vegetable Seeds, Inc., Seminis, Inc., Petoseed International, Inc., PGI Alfalfa, Inc., Baxter Seed Co., Inc. and Citigroup Global Markets Inc., CIBC World Markets Corp., Harris Nesbitt Corp., and Rabo Securities USA, Inc.*

4.3	Form of Global Note for 10 1/4% Senior Subordinated Notes due 2013 of Seminis Vegetable Seeds, Inc. (contained as an exhibit to Exhibit 4.1 hereto).*

4.4	Form of Exchange Agent Agreement by and among Seminis Vegetable Seeds, Inc., Seminis, Inc., Petoseed International, Inc., PGI Alfalfa, Inc., Baxter Seed Co., Inc. and Wells Fargo Bank, National Association.*

4.5	Registration Rights Agreement, dated as of January 23, 2004, by and among Seminis Vegetable Seeds, Inc., Seminis, Inc., Petoseed International, Inc., PGI Alfalfa, Inc., Baxter Seed Co., Inc. and Citigroup Global Markets Inc.*

Exhibit
Number	Description
10.1	Amended and Restated Stockholders’ Agreement, dated as of September 29, 2003, by and among SEMINIS, INC., a Delaware corporation, Fox Paine Capital Fund II, L.P., a Delaware limited partnership, Fox Paine Capital Fund II Co-Investors, L.P., a Delaware limited partnership, E and A `J’ Trust, FPC Investment GP, FPSH Coinvestment Fund I, LLC, a Delaware limited liability company, FPSH Coinvestment Fund II, LLC, a Delaware limited liability company, FPSH Coinvestment Fund III, LLC, a Delaware limited liability company, FPSH Coinvestment Fund IV, LLC, a Delaware limited liability company, FPSH Coinvestment Fund V, LLC, a Delaware limited liability company, Alfonso Romo Garza, Gaspar Alvarez, Franco Campana, Bruno Ferrari, Charles Edward Green, Luis Maiz, Mateo Mazal, Bernardo Jimenez Barrera, Adrian Rodriguez Macedo, Jose Manuel Madero, Jean Pierre Posa, Banca Afirme, S.A., Institucion De Banca Multiple, Afirme Grupo Financiero, as Trustee, under the irrevocable Administration and Payment Trust Number 167-5 (Fideicomiso Irrevocable De Administracion Y Pago Numero 167-5), a trust organized under the United Mexican States, Conjunto Administrativo Integral, S.A. De C.V., a corporation (sociedad anonima de capital variable) organized under the United Mexican States, Emprima, S.A. De C.V., a corporation (sociedad anonima de capital variable) organized under the United Mexican States, Park Financial Group, Ltd, (BVI), a British Virgin Islands Company, Desarrollo Consolidado De Negocios, S.A. De C.V., a corporation (sociedad anonima de capital variable) organized under the United Mexican States, Savia, S.A. De C.V., a corporation (sociedad anonima de capital variable) organized under the United Mexican States, Banca Afirme, S.A. Institucion De Banca Multiple, Afirme Grupo Financiero, As trustee, under the Administration Trust Number 243-4 (Fideicomiso De Administracion), a trust organized under the United Mexican States, The Irrevocable Administration and Payment Trust Number 131-4 Entered into by Banca Afirme, S.A., Institucion De Banca Multiple, Afirme Grupo Financiero, in its capacity as Trustee and Pulsar Internacional, S.A. De C.V., executed on July 23, 2001, as amended, a trust organized under the United Mexican States, Marcela Gonzalez, The Northwestern Mutual Life Insurance Company, Stichting Pensioenfonds ABP and Stichting Pensioenfonds Voor De Gezondheid, Geestelijke en Maatschappelijke Belangen.*

10.2	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Alfonso Romo Garza.*

10.3	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Bruno Ferrari.*

10.4	Amendment, dated August 7, 2003, to the Employment Agreement, made May 30, 2003, between Seminis, Inc. and Bruno Ferrari.*

10.5	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Mateo Mazal Beja.*

10.6	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Bernardo Jimenez.*

10.7	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Gaspar Alvarez.*

10.8	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Jose Manuel Madero Garza.*

10.9	Employment Agreement, dated as of May 30, 2003, between Seminis, Inc. and Charles Edward Green.*

10.10	New Senior Secured Credit Facility by and among Seminis Vegetable Seeds Inc. as the borrower, Seminis, Inc. as the parent guarantor, Citicorp North America, Inc. as administrative agent, CIBC World Markets Corp. and Rabobank International as co-documentation agents, Harris Trust and Savings Bank as syndication agent and Citigroup Global Markets Inc. together with Harris Trust and Savings Bank as joint lead arrangers and joint bookrunners consisting of a $75.0 million revolving loan and a $90.0 million term loan, dated as of September 29, 2003, as amended by Amendment No. 1 thereto dated as of January 15, 2004.*

10.11	Amended and Restated Employment Agreement, dated as of January 22, 2005, between Seminis, Inc. and Bruno Ferrari Garcia de Alla.

10.12	Amended and Restated Employment Agreement, dated as of January 22, 2005, between Seminis, Inc. and Charles Edward Green.

10.13	Amended and Restated Employment Agreement, dated as of January 22, 2005, between Seminis, Inc. and Gaspar Alvarez.

10.14	Amended and Restated Employment Agreement, dated as of January 22, 2005, between Seminis, Inc. and Jose Manuel Madero Garza.

10.15	Amended and Restated Employment Agreement, dated as of January 22, 2005, between Seminis, Inc. and Gerard Renou.

10.16	Separation Agreement, dated as of January 22, 2005, between Seminis, Inc. and Alfonso Romo Garza.

10.17	Separation Agreement, dated as of January 22, 2005, between Seminis, Inc. and Bernardo Jimenez.

10.18	Separation Agreement, dated as of January 22, 2005, between Seminis, Inc. and Mateo Mazal Beja.

14.	Code of Ethics.

21.1	Subsidiaries of Registrants.*

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance and Worldwide Corporate Comptroller under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President, Finance and Worldwide Corporate Comptroller under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as exhibits to the Registration Statement declared effective on March 19, 2004 (SEC No. 333-11050604).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2005	SEMINIS, INC.
/s/ Alfonso Romo Garza
Alfonso Romo Garza
Chief Executive Officer (Principal Executive Officer)

/s/ Gaspar Alvarez Martinez
Gaspar Alvarez Martinez
VP Finance & Worldwide Corporate Comptroller (Principal Accounting Officer)